Form 10-Q
period 2001-09-29
PSF GROUP HOLDINGS INC
filed 2001-11-13
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                 For the period ended: September 29, 2001

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                          For the transition period from           to

                        Commission file number: 333-64180

                            PSF GROUP HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                          43-1818535
      State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization

 423 West 8Th Street, Suite 200, Kansas City, Missouri               64105
          (Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (816) 472-7675

                                 Not Applicable
--------------------------------------------------------------------------------

             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 29, 2001, there were 100,000 shares of the Registrant's
Class A Common Stock outstanding and 113,301 shares of the Registrant's Class B
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PSF Group Holdings, Inc. and Subsidiaries
                            Condensed Consolidated Balance Sheets
                            September 29, 2001 and March 31, 2001
                                         (in 000's)

                                                                   (Unaudited)
                                                                  September 29,         March 31,
                                                                      2001                 2001
                                                                ------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $ 3,853           $ 8,560
   Accounts receivable, net                                                27,072            25,749
   Inventories                                                            144,522           127,827
   Federal income tax receivable                                            1,402             2,954
   Deferred tax benefit                                                    16,543            14,448
   Prepaid expenses and other                                               3,731            12,753
                                                                ------------------     -------------
      Total current assets                                                197,123           192,291

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK, AT COST:
   Land and improvements                                                   90,736            89,364
   Buildings                                                              256,641           255,196
   Machinery and equipment                                                218,662           215,598
   Breeding stock                                                          37,812            34,542
   Construction in progress                                                61,442            23,437
                                                                ------------------     -------------
                                                                          665,293           618,137
   Less accumulated depreciation                                          143,863           121,255
                                                                ------------------     -------------
      Total property, plant, equipment and breeding stock                 521,430           496,882

GOODWILL                                                                   75,998            75,998
OTHER LONG-TERM ASSETS:
   Federal income tax receivable                                            1,192             1,192
   Deferred financing costs, net                                            7,787             2,290
   Other                                                                    6,476             4,787
                                                                ------------------     -------------
      Total other long-term assets                                         15,455             8,269

TOTAL ASSETS                                                            $ 810,006          $773,440
                                                                ===================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                       $ 9,051           $ 8,243
   Accrued expenses                                                        33,001            32,313
   Due to related party                                                       951             2,063
   Accrued interest                                                         6,275             3,865
   Current maturities of long-term debt and capital leases                 26,073            26,043
                                                                -------------------    -------------
      Total current liabilities                                            75,351            72,527

LONG-TERM LIABILITIES:
   Long-term debt and capital leases, less current maturities             239,714           241,173
   Other long-term liabilities                                              7,611            13,296
   Due to related party                                                     1,769             1,769
   Deferred income taxes                                                  104,501            86,838
                                                                ------------------    --------------
      Total long-term liabilities                                         353,595           343,076
                                                                ------------------    --------------
      Total liabilities                                                   428,946           415,603

SHAREHOLDERS' EQUITY:
   Common stock                                                               213               213
   Additional paid-in capital                                             373,452           373,442
   Accumulated other comprehensive income                                  (1,827)                -
   Retained earnings (accumulated deficit)                                  9,222           (15,818)
                                                                -------------------   --------------
       Total shareholders' equity                                         381,060           357,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 810,006          $773,440
                                                                ===================   ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     PSF Group Holdings, Inc. and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                          13 and 26 weeks ended September 29, 2001 and September 23, 2000
                                                   (in 000's)
                                                  (Unaudited)

                                                             13 Weeks Ended                          26 Weeks Ended
                                                   September 29,        September 23,        September 29,        September 23,
                                                        2001                2000               2001                 2000
                                                 -------------------  ------------------   ------------------   ------------------

Net Sales                                                 $ 176,567           $ 111,912            $ 347,729            $ 199,832
Cost of Goods Sold                                          139,344              86,725              280,720              150,408
                                                 -------------------  ------------------   ------------------   ------------------
     Gross Profit                                            37,223              25,187               67,009               49,424

Selling, General and Administrative Expenses                  5,602               4,152               11,238                7,603
Amortization Expense                                              -                 540                    -                1,050
Other Income                                                    (80)                (77)                (108)                (513)
                                                 -------------------  ------------------   ------------------   ------------------
     Operating Income                                        31,701              20,572               55,879               41,284

Interest Expense (Income):
   Interest Expense                                           5,203               5,419               12,129               10,098
   Interest Income                                             (138)                (89)                (268)                 (93)
                                                 -------------------  ------------------   ------------------   ------------------
Interest Expense, net                                         5,065               5,330               11,861               10,005
                                                 -------------------  ------------------   ------------------   ------------------
     Earnings before Income Taxes                            26,636              15,242               44,018               31,279

     Income Tax Expense                                      10,694               6,163               17,663               12,682
                                                 -------------------  ------------------   ------------------   ------------------

Net Income before extraordinary items                        15,942               9,079               26,355               18,597

Loss on early extinguishment of debt, net of tax                  -                   -                1,315                    -
                                                 -------------------  ------------------   ------------------   ------------------
Net Income                                                 $ 15,942             $ 9,079             $ 25,040             $ 18,597
                                                 ===================  ==================   ==================   ==================

                               PSF Group Holdings, Inc. and Subsidiaries
                            Condensed Consolidated Statements of Cash Flows
                        26 Weeks ended September 29, 2001 and September 23, 2000
                                               (in 000's)
                                               (Unaudited)

                                                                   September 29,      September 23,
                                                                        2001              2000
                                                                 -------------------------------------

OPERATING ACTIVITIES:
   Net income                                                               $25,040           $18,597
 Adjustments to reconcile net income
 to net cash provided in operating activities:
   Depreciation and amortization                                             27,653            22,988
   Deferred income taxes                                                     15,568            12,428
   Gain on sale of assets                                                    (2,980)           (2,094)
   Changes in operating assets and liabilities, net:
     Accounts receivable                                                     (1,323)            1,192
     Inventories                                                            (16,695)           (5,118)
     Prepaid expenses and other assets                                        7,262              (254)
     Accounts payable, accrued expenses and other liabilities                (2,882)            5,450
                                                                 -------------------------------------
Net cash provided in operating activities                                    51,643            53,189

INVESTING ACTIVITIES:
  Acquistion of Lundy, net of cash acquired                                       -           (98,206)
  Acquistion of PSFNC, net of cash acquired                                       -           (16,228)
  Purchases of property, plant, equipment and breeding stock                (56,198)          (13,417)
  Proceeds from disposal of fixed assets                                      7,304             4,306
                                                                 -------------------------------------
Net cash used by investing activities                                       (48,894)         (123,545)

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                              173,591            66,231
  Proceeds from (payments on) revolving debt, net                              (526)           27,861
  Deferred financing costs                                                   (4,619)           (2,116)
  Repayments on long-term debt                                             (175,902)          (19,529)
                                                                 -------------------------------------
Net cash provided(used) by financing activities                              (7,456)           72,447

Net decrease in cash and cash equivalents                                    (4,707)            2,091

CASH AND CASH EQUIVALENTS, beginning of period                                8,560             1,654
                                                                 -------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $3,853            $3,745
                                                                 =====================================

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                              $ 9,863           $ 8,823
 Income tax paid                                                                600               191

                    PSF GROUP HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in PSF Group
Holdings financial statements for the year ended March 31, 2001, except as described in Note 2. It is suggested that those consolidated statements be read in conjunction with this report. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S.
generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of PSF Group Holdings and the results of its operations.

Note 2 - New Accounting Pronouncements

Derivative Instruments and Hedging Activities
On April 1, 2001, the Company adopted Financial Accounting Standards Board
Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging
Activities" requiring every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

The Company believes that its current derivative instruments are economic hedges, however, as a result of the extensive record keeping requirements of
SFAS 133, management has elected not to designate and account for these derivatives as hedges. Effective as of April 1, 2001, these instruments are marked to market through earnings. On April 1, 2001, the Company recorded a transition adjustment reflecting an unrealized loss on derivatives contracts of approximately $7,300,000 as a liability and a decrease to shareholders' equity
(other comprehensive income) of $4,380,000, net of $2,920,000 of deferred taxes.
As of September 29, 2001, the Company has recorded $4,226,000 of this liability as a reduction to gross profit as the related contracts expired during the first and second quarters. The remaining transition adjustment of approximately
$3,074,000 will be recorded as a reduction to gross profit during the remainder of fiscal 2002. Changes in the fair value of the existing contracts and those contracts entered into subsequent to April 1, 2001 will be recorded in the period in which they occur. Net losses recognized during the 26 weeks ended
September 29, 2001 in gross profit were $6,197,000. Net gains recognized during the 13 weeks ended September 29, 2001 in gross profit were $1,104,000.

The Company's comprehensive income includes net income and the remaining amount of the transition adjustment discussed above, net of tax. Comprehensive income for the 13 weeks ended September 29, 2001 and September 23, 2000 was $17,644,000
and $9,079,000, respectively. Comprehensive income for the 26 weeks ended
September 29, 2001 and September 23, 2000 was $23,213,000 and $18,597,000,
respectively.

Business Combination, Goodwill, and Intangible Assets
On June 30, 2001, the Financial Accounting Standards Board issued its Statements of Financial Accounting Standards Nos. 141 (SFAS 141), "Business Combinations"
and 142 (SFAS 142), "Goodwill and Intangible Assets," which establish reporting and accounting standards for business combinations, goodwill and intangible assets. SFAS 141 requires all business combinations after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, companies will no longer amortize goodwill over the estimated useful life. Goodwill will be assessed each year for impairment by applying a fair value based test.

The Company has elected early adoption of these rules and will recognize the effect of the new pronouncements, if any, in fiscal year 2002. Assessment of the fair value of the relevant reporting units

was completed during the second quarter, resulting in no impairment of recorded goodwill. The effect of discontinuing goodwill amortization increased income before income taxes by approximately $1,310,000 for the 26 weeks ended and
$655,000 for the 13 weeks ended September 29, 2001.

Asset Retirement Obligations
On June 30, 2001 the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset
Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of long-lived assets. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and earlier application is encouraged. The Company has not determined the impact, if any, that the adoption of this new standard will have on its financial statements.

Note 3 - Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following at September 29,
2001 and March 31, 2001 (in thousands):

                                         Sept. 29, 2001      March 31, 2001
                                         --------------      --------------
Hogs                                     $       128,715        $   112,998
Processed pork and pork products                  10,124              9,420
Packaging and supplies                             2,319              2,131
Grain, feed additives and other                    3,364              3,278
                                               ---------          ---------
                                                $144,522           $127,827

Note 4 - Segment Information

The accounting policies for the segments are the same as those described in the footnotes included in the Company's March 31, 2001 audited financial statements.
The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations.

                                       Pork        Hog     Corporate
                                     Processing Production and Other    Total
                                     ---------- ---------- ----------- ---------
13 weeks ended September 29, 2001-

Net Sales                            $157,551   119,588        -        277,139
Intersegment Sales                   $ (1,038)  (99,534)       -       (100,572)
Operating Income                     $  6,010    30,226     (4,535)      31,701

13 weeks ended September 23, 2000-

Net Sales                            $ 98,147    78,526         -       176,673
Intersegment Sales                   $   (415)  (64,346)        -       (64,761)
Operating Income                     $  3,158    21,290     (3,876)      20,572

26 weeks ended September 29, 2001-

Net Sales                            $317,509   233,363         -       550,872
Intersegment Sales                   $ (1,655) (201,488)        -      (203,143)
Operating Income                     $  8,507    56,560     (9,188)      55,879

                                       Pork        Hog     Corporate
                                     Processing Production and Other    Total
                                     ---------- ---------- ----------- ---------
26 weeks ended September 23, 2000-

Net Sales                            $175,111   147,965         -       323,076
Intersegment Sales                       (833) (122,411)        -      (123,244)
Operating Income                        5,884    42,597     (7,197)      41,284

September 29, 2001

Assets                               $193,477   526,591     89,938      810,006

March 31, 2001-

Assets                               $179,126   502,371     91,943      773,440

Note 5 - Early Extinguishment of Debt

On June 7, 2001, Premium Standard Farms, Inc., a wholly-owned subsidiary of the
Company, issued $175,000,000 of 9 1/4% senior unsecured notes maturing in 2011.
A portion of the net proceeds from the private placement debt offering was used to redeem all $137.9 million principal amount of the 11 percent senior secured payment-in-kind ("PIK") notes with the remaining net proceeds used to pay down its bank credit facility. An extraordinary charge of $2,191,483, net of tax of
$876,593, was recorded in the Condensed Consolidated Statement of Operations for
the 13 weeks ended June 30, 2001 resulting from the loss on the early extinguishment of the PIK notes. Premium Standard Farms, the Company, and the
Company's other wholly-owned subsidiaries subsequently filed a joint registration statement on Form S-4 with the Securities and Exchange Commission, as amended and declared effective on August 14, 2001, to register exchange notes that have substantially identical terms to the privately placed notes, except that the exchange notes are freely tradable, and the guarantees of the exchange notes. All of the holders of the privately placed notes tendered their notes for the registered exchange notes.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The terms "expect," "anticipate," "may," "believe," "will," and similar expressions made with respect to the Company's earnings and outlook for the future contain some forward-looking information. Naturally, all forward-looking statements involve risk and uncertainty and actual results or events could be materially different. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ include:
economic conditions generally and in the Company's principal markets;
competitive practices in the pork production and processing industries; the impact of current and future laws, governmental regulations and fiscal policies affecting the Company's industry and operations, including environmental laws and regulations; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; outbreaks of disease in the Company's herds; feed ingredient costs; fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond the Company's control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. Please review the Company's Registration Statement on
Form S-4 for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information published by the Company.

Results of Operations

13 Weeks Ended September 29, 2001 Compared to the 13 Weeks Ended September 23, 2000

        The following table presents selected financial information for our production and processing segments for the 13 weeks ended September 29, 2001 and
September 23, 2000. Results of operations for the quarter ended September 29,
2001 include information for both The Lundy Packing Company and Premium Standard
Farms of North Carolina, Inc. The Lundy Packing Company was acquired during, and
Premium Standard Farms of North Carolina, Inc. was acquired on the last day of, the quarter ended September 23, 2000 and will affect the comparability of the results of operations for the quarters ended September 29, 2001 and September
23, 2000.  Net sales, gross profit and operating income (loss) by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended September 29, 2001 to the quarter ended September 23, 2000. Intersegment sales are based on live hog prices.

                                                                                          Quarter to
                                               For the 13 Weeks Ended                      Quarter     Change
                                   ---------------------------------------------------    --------------------
                                   September 29,              September 23,               2001 to
                                        2001%          2000%         2000%
                                   ---------------  ------------------------  --------    ----------- --------
                                                        (In millions except percentages)
Net Sales
     Production                           $ 119.6     67.7%          $ 78.5     70.1%         $ 41.1    52.3%
     Processing                             157.6     89.2%            98.2     87.7%           59.4    60.5%
     Intersegment                          (100.6)   -56.9%           (64.8)   -57.9%          (35.8)   55.3%
                                   ---------------  ------------------------  --------    ----------- --------
       Total Net Sales                    $ 176.6    100.0%         $ 111.9    100.0%         $ 64.7    57.8%
                                   ===============  ========================  ========    =========== ========

Gross Profit
     Production                            $ 30.4     81.6%          $ 21.3     84.7%          $ 9.1    42.7%
     Processing                               6.8     18.4%             3.8     15.3%            3.0    77.7%
                                   ---------------  ------------------------  --------    ----------- --------
       Total Gross Profit                  $ 37.2    100.0%          $ 25.1    100.0%         $ 12.1    48.1%
                                   ===============  ========================  ========    =========== ========

Operating Income
     Production                            $ 30.2     95.3%          $ 21.3    103.4%          $ 8.9    42.0%
     Processing                               6.0     19.0%             3.2     15.6%            2.8    87.3%
     Corporate                               (4.5)   -14.3%            (3.9)   -18.9%           (0.6)   16.3%
                                   ---------------  ------------------------  --------    ----------- --------
       Total Operating Income              $ 31.7    100.0%          $ 20.6    100.0%         $ 11.1    53.9%
                                   ===============  ========================  ========    =========== ========

  Consolidated

Net Sales. Net sales increased by $64.7 million, or 57.8%, to $176.6 million in the second quarter of fiscal year 2002 from $111.9 million in the comparable period last year. The acquisitions of The Lundy Packing Company and Premium
Standard Farms of North Carolina, Inc. accounted for $59.4 million of the increase in net sales, with increased prices accounting for $3.7 million and increased volume accounting for $1.6 million. See the following section for comments on sales changes by business segment.

Gross Profit. Gross profit increased by $12.1 million, or 48.1%, to $37.2 million in the second quarter of fiscal year 2002 from $25.1 million in the comparable period last year. The current year gross profit increases are primarily the result of the inclusion of The Lundy Packing Company and Premium
Standard Farms of North Carolina, Inc. offset slightly by higher costs of raising live hogs in the hog production segment compared to the comparable period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses improved as a percentage of net sales to 3.2% in the second quarter of fiscal year 2002 from 3.7% in the comparable period last year due primarily to economies of scale. In dollar terms, selling, general and administrative expenses increased by $1.4 million, or 34.9%, to $5.6 million in the second quarter of fiscal year 2002 from $4.2 million in the comparable period last year due to increased selling expenses incurred with the acquisition of The Lundy Packing Company and increased legal expenses.

Operating Income. Operating income increased by $11.1 million, or 53.9%, to
$31.7 million in the second quarter of fiscal year 2002 from $20.6 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $0.2 million, or
5.0%, to $5.1 million in the second quarter of fiscal year 2002 from $5.3 million in the comparable period last year. The decrease was caused by a decrease in interest rates offset by an increase in borrowings to finance the acquisitions of The Lundy Packing Company and Premium Standard Farms of North
Carolina, Inc. See the section on liquidity and capital resources for more information.

Income Tax Expense. Our effective tax rate was 40.1% in the second quarter of fiscal year 2002 compared to 40.4% in the comparable period last year.

   Segment Analysis

Hog Production. Net sales increased by $41.1 million, or 52.3%, to $119.6 million in the second quarter of fiscal year 2002 from $78.5 million in the comparable period last year. The acquisition of Premium Standard Farms of North
Carolina accounted for $36.3 million of the increase in net sales, with the remaining increase accounted for by a 1.8% increase in volume and a 4.8%
increase in net market hog sales prices. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the
Consolidated Statements of Operations.

Gross profit increased by $9.1 million, or 42.7%, to $30.4 million in the second quarter of fiscal year 2002 from $21.3 million in the comparable period last year. The acquisition of Premium Standard Farms of North Carolina accounted for
$9.9 million of the increase, partially offset by higher feed and other production costs during the second quarter of fiscal year 2002 compared to the same period last year.

Operating income increased by $8.9 million, or 42.0%, to $30.2 million in the second quarter of fiscal year 2002 from $21.3 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $59.4 million, or 60.5%, to $157.6 million in the second quarter of fiscal year 2002 from $98.2 million in the comparable period last year. The acquisition of The Lundy

Packing Company accounted for $55.4 million of the increase in net sales, with the remainder accounted for by a 12.5% increase in pork product sales prices offset by a 4.6% decrease in processing volume.

Gross profit increased by $3.0 million, or 77.7%, to $6.8 million in the second quarter of fiscal year 2002 from $3.8 million in the comparable period last year. The acquisition of The Lundy Packing Company accounted for $2.6 million of the increase. The remainder of the increase resulted from higher margins on pork products due to higher pork product prices, partially offset by higher market hog costs.

Operating income increased by $2.8 million, or 87.3%, to $6.0 million in the second quarter of fiscal year 2002 from $3.2 million in the comparable period last year. The increase was attributed to the factors mentioned above, offset by an increase in selling, general and administrative expenses associated with the addition of The Lundy Packing Company.

26 Weeks Ended September 29, 2001 Compared to the 26 Weeks Ended September 23, 2000

        The following table presents selected financial information for our production and processing segments for the first two quarters ended September
29, 2001 and September 23, 2000. Results of operations for the first two quarters ended September 29, 2001 include information for both The Lundy Packing
Company and Premium Standard Farms of North Carolina, Inc. The Lundy Packing
Company was acquired during, and Premium Standard Farms of North Carolina, Inc.
was acquired on the last day of, the first two quarters ended September 23, 2000 and will affect the comparability of the results of operations for the first two quarters ended September 29, 2001 and September 23, 2000.

                                                 For the 26 Weeks Ended                   Year to Year Change
                                   ---------------------------------------------------    --------------------
                                   September 29,      %      September 23,       %        2001 to        %
                                       2001                       2000                      2000
                                   ---------------  -------  ---------------  --------    ---------- --------
                                                                     (In millions except percentages)
Revenues
     Production                           $ 233.4    67.1%          $ 148.0     74.0%         $ 85.4    57.7%
     Processing                             317.5    91.3%            175.1     87.6%          142.4    81.3%
     Intersegment                          (203.1)  -58.4%           (123.2)   -61.7%          (79.9)   64.9%
                                   ---------------  -------  ---------------  --------    ----------- --------

       Total Revenues                     $ 347.8   100.0%          $ 199.9    100.0%        $ 147.9    74.0%
                                   ===============  =======  ===============  ========    =========== ========
Gross Profit
     Production                            $ 57.0    85.0%           $ 42.2     85.4%         $ 14.8    35.2%
     Processing                              10.0    15.0%              7.2     14.6%            2.8    39.1%
                                   ---------------  -------  ---------------  --------    ----------- --------

       Total Gross Profit                  $ 67.0   100.0%           $ 49.4    100.0%         $ 17.6    35.7%
                                   ===============  =======  ===============  ========    =========== ========

Operating Income
     Production                            $ 56.6   101.2%           $ 42.6    103.2%         $ 14.0    32.8%
     Processing                               8.5    15.2%              5.9     14.3%            2.6    44.6%
     Corporate                               (9.2)  -16.4%             (7.2)   -17.4%           (2.0)   27.7%
                                   ---------------  -------  ---------------  --------    ----------- --------

       Total Operating Income              $ 55.9   100.0%           $ 41.3    100.0%         $ 14.6    35.3%
                                   ===============  =======  ===============  ========    =========== ========

   Consolidated

Net Sales. Net sales increased by $147.9 million, or 74.0%, to $347.8 million in the first two quarters of fiscal year 2002 from $199.9 million in the comparable period last year. The acquisitions of The Lundy Packing Company and Premium
Standard Farms of North Carolina, Inc. accounted for $141.2 million of the increase in net sales, with increased prices accounting for $2.6 million and increased volume accounting for $4.1 million. See the following section for comments on sales changes by business segment.

Gross Profit. Gross profit increased by $17.6 million, or 35.7%, to $67.0 million in the first two quarters of fiscal year 2002 from $49.4 million in the comparable period last year. The current year gross profit increases are primarily the result of the inclusion of The Lundy Packing Company and Premium
Standard Farms of North Carolina, Inc. offset slightly by higher costs of raising live hogs in the hog production segment compared to the comparable period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses improved as a percentage of net sales to 3.2% in the first two quarters of fiscal year 2002 from 3.8% in the comparable period last year due primarily to economies of scale. In dollar terms, selling, general and administrative expenses increased by $3.6 million, or 47.8%, to $11.2 million in the first two quarters of fiscal year 2002 from $7.6 million in the comparable period last year due to increased selling expenses incurred with the acquisition of The Lundy Packing Company and increased legal expenses.

Operating Income. Operating income increased by $14.6 million, or 35.3%, to
$55.9 million in the first two quarters of fiscal year 2002 from $41.3 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $1.9 million, or
19.4%, to $11.9 million in the first two quarters of fiscal year 2002 from $10.0 million in the comparable period last year. The increase was primarily caused by an increase in borrowings to finance the acquisitions of The Lundy Packing
Company and Premium Standard Farms of North Carolina, Inc. See the section on liquidity and capital resources for more information.

Income Tax Expense. Our effective tax rate was 40.1% in the first two quarters of fiscal year 2002 compared to 40.5% in the comparable period last year.

   Segment Analysis

Hog Production. Net sales increased by $85.4 million, or 57.7%, to $233.4 million in the first two quarters of fiscal year 2002 from $148.0 million in the comparable period last year. The acquisition of Premium Standard Farms of North
Carolina accounted for $79.7 million of the increase in net sales, with the remaining increase accounted for by a 2.3% increase in volume and a 1.8%
increase in net market hog sales prices. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the
Consolidated Statements of Operations.

Gross profit increased by $14.8 million, or 35.2%, to $57.0 million in the first two quarters of fiscal year 2002 from $42.2 million in the comparable period last year. The acquisition of Premium Standard Farms of North Carolina accounted for $17.2 million of the increase, with the remaining being offset by higher feed and other production costs during the first two quarters of fiscal year
2002 compared to the same period last year.

Operating income increased by $14.0 million, or 32.8%, to $56.6 million in the first two quarters of fiscal year 2002 from $42.6 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $142.4 million, or 81.3%, to $317.5 million in the first two quarters of fiscal year 2002 from $175.1 million in the comparable period last year. The acquisition of The Lundy Packing Company accounted for $134.6 million of the increase in net sales. The remainder of the increase was the result of an 8.8% increase in pork product sales prices, partially offset by a 1.5% decrease in processing volume.

Gross profit increased by $2.8 million, or 39.1%, to $10.0 million in the first two quarters of fiscal year 2002 from $7.2 million in the comparable period last year. The acquisition of The Lundy Packing

Company accounted for $2.7 million of the increase with the remainder accounted for by higher margins on pork products due to higher pork product prices, partially offset by higher market hog costs.

Operating income increased by $2.6 million, or 44.6%, to $8.5 million in the first two quarters of fiscal year 2002 from $5.9 million in the comparable period last year. The increase was attributed to the factors mentioned above, offset by an increase in selling, general and administrative expenses associated with the addition of The Lundy Packing Company.

Liquidity and Capital Resources

Our primary source of financing has been cash flow from operations and bank borrowings. Our ongoing operations will require the availability of funds to service debt, fund working capital and make capital expenditures on our facilities. We expect to finance these activities through cash flow from operations and from amounts available under the revolving credit facility.

Net cash flow provided by operating activities was $51.6 million and $53.2 million for the first two quarters ended in fiscal years 2002 and 2001, respectively. The decrease in the first two quarters of fiscal year 2002 compared to the same period last year was primarily due to an increase in working capital requirements relating to inventory and margin calls on our risk management program offset by an increase in non-cash charges and an increase in net income. Non-cash charges increased in the first two quarters of fiscal year
2002 compared to the same period last year due to incremental depreciation expense of acquired businesses.

Net cash flow used in investing activities was $48.9 million and $123.5 million for the first two quarters ended in fiscal years 2002 and 2001, respectively.
Net cash used in investing activities consisted of $56.2 million and $13.4 million for capital expenditures relating to property, plant and equipment and breeding stock during the first two quarters ended in fiscal years 2002 and
2001, respectively. Additional net cash used in fiscal 2001 of $114.4 million was the result of the acquisitions mentioned earlier. The increase in capital expenditures relating to property, plant and equipment and breeding stock is the result of expansion projects at The Lundy Packing Company and our Texas production facilities.

Net cash flow used in and provided by financing activities was ($7.5) million and $72.4 million for the first two quarters ended in fiscal years 2002 and
2001, respectively. As of September 29, 2001, our total debt was $265.8 million.
In the first two quarters of fiscal year 2002, we issued $175 million of 9 1/4%
Senior Unsecured Notes due 2011 which were used to retire $137.9 million of 11%
Senior Secured Notes (Partial Pay-In-Kind) on July 7, 2001. An associated 1%
prepayment penalty on these notes, which was also paid on July 7, 2001, resulted in an extraordinary charge of $1.3 million, net of taxes. With the remaining proceeds, we also prepaid $25 million of bank term debt, made a $6.3 million quarterly payment on bank term debt and paid down $4.0 million on our revolving credit facility.

At September 29, 2001, we had $75.0 million outstanding under our term loan facility and under our revolving credit facility, $9.5 million in borrowings outstanding and $7.5 million in letters of credit. As a result, we could borrow an additional $83.0 million under our revolving credit facility as of September
29, 2001. All borrowings under the revolving credit facility mature on August
21, 2003 and all borrowings under the term credit facility mature on August 21,
2004.

        In fiscal 2002, we expect to spend approximately $88 million on capital expenditures, of which we expect to spend:

     o    approximately $34 million in connection with the implementation of improvements to our Clinton, North Carolina pork processing facility;

     o    approximately $24 million in connection with our expansion of our
          Texas hog production facilities;

     o    the rest for continuing improvements of our facilities, and investments and research to develop and implement new technologies for improved waste handling.

     Under our consent decree with the Attorney General of the State of Missouri we are required to spend $15.3 million on additional investments in research and development over the next three years.

We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we consummate any acquisitions, we may need to raise additional capital. In addition, it is our long-term plan to add a processing plant to our Texas operations when justified by market conditions, customer relationships and other circumstances. If we expand our Texas operations in this manner, we will need to seek additional sources of funding, which might potentially come from the issuance of additional equity or the pursuit of joint ventures to the extent that such options are available.

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in wholesale pork prices. The cost and supply of feed components and wholesale pork prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. As of
September 29, 2001, we had recognized losses under SFAS 133 of $7.7 million in net sales for losses related to lean hog futures and losses of $2.7 million in costs of goods sold relating to the hedging of feed components. As of September
29, 2001, we had deposits with brokers for outstanding futures contracts of $5.1 million, included in prepaid expenses and other current assets. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of September 29, 2001, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $11.2 million.

     We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. As of September 29, 2001, we had $84.5 million of variable rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would impact pre-tax earnings by approximately $0.8 million.

     We completed the sale of our 9 1/4% senior notes due 2011 in June, 2001.
The 9 1/4% senior notes due 2011 had a fair value of approximately $172.4 million as of September 29, 2001 and approximately $177.2 million as of October
30, 2001, based on inter-dealer bid prices, as compared to the book value of
$175.0 million as of September 29, 2001.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

        Please see "Management's Discussion and Analysis of Financial Condition
and Results of Operations - Market Risk" above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        We are a defendant in a citizen's action suit seeking to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA. The same plaintiff has filed a parallel action against ContiGroup with respect to North Missouri farms. To the extent that ContiGroup incurs any liability in this suit, we have assumed that liability pursuant to the terms of our 1998 ContiGroup transaction.
The plaintiffs are seeking injunctive relief, civil penalties and attorneys'
fees. The federal Environmental Protection Agency has also intervened in the case. We believe we have meritorious defenses, and are defending the action.

        We have settled a suit filed by the Attorney General of the State of
Missouri against our company and ContiGroup. We assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgement pursuant to which we are obligated to spend $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. We are currently in the third year of that five year period and have spent $9.7 million to satisfy the settlement. In addition, pursuant to the consent judgment our company and
ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

        We have received notices of violation from the federal Environmental
Protection Agency alleging violations of permitting and reporting requirements under the Clean Air Act that are separate from the agency's intervention in the citizen's suit discussed above. In addition, separate from the suit discussed above, we have received notices of violations from the Attorney General of the
State of Missouri alleging releases of wastewater. We have responded to these notices in an effort to resolve these matters. If we do not successfully resolve these matters we may be required to obtain additional permits and expend capital resources to comply with those permits and we may also be subject to fines. We may receive similar notices in the future.

        In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of such proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports On Form 8-K

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K.

               The registrant did not file any reports on Form 8-K during the quarter ended September 29, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2001                               /s/ Stephen A. Lightstone
-----------------                               ------------------------------------
Date                                            Stephen A. Lightstone
                                                Executive Vice President, Chief Financial
                                                Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

