Form 10-Q
period 2001-12-29
PSF GROUP HOLDINGS INC
filed 2002-02-05
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

         For the period ended:   December 29, 2001

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
     Address of principal executive office)                                          (Zip Code)

                       Registrant's telephone number, including area code: (816) 472-7675

                                 Not Applicable
-----------------------------------------------------------------------------------------------------------------

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

     As of December 29, 2001, there were 100,000 shares of the Registrant's
Class A Common Stock outstanding and 113,301 shares of the Registrant's Class B
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PSF Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      December 29, 2001 and March 31, 2001
                                   (in 000's)

                                                                (Unaudited)
                                                                 December 29,               March 31,
                                                                     2001                     2001
                                                           --------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $   4,159                    $   8,560
   Accounts receivable, net                                        23,251                       25,749
   Inventories                                                    137,312                      127,827
   Federal income tax receivable                                    1,022                        2,954
   Deferred tax benefit                                            16,861                       14,448
   Prepaid expenses and other                                       2,876                       12,753
                                                                ---------                    ---------
      Total current assets                                        185,481                      192,291

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK, at cost:
     Land and improvements                                           91,863                       89,364
   Buildings                                                      267,292                      255,196
   Machinery and equipment                                        224,602                      215,598
   Breeding stock                                                  37,532                       34,542
   Construction in progress                                        58,740                       23,437
                                                                ---------                    ---------
                                                                  680,029                      618,137
   Less accumulated depreciation                                  154,707                      121,255
                                                                ---------                    ---------
      Total property, plant, equipment and breeding stock         525,322                      496,882

GOODWILL                                                           75,998                       75,998
OTHER LONG-TERM ASSETS:
    Federal income tax receivable                                    1,192                        1,192
   Deferred financing costs, net                                    7,585                        2,290
   Other                                                            6,869                        4,787
                                                                ---------                    ---------
      Total other long-term assets                                 15,646                        8,269

Total assets                                                    $ 802,447                    $ 773,440
                                                                =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                             $  11,415                    $   8,243
   Accrued expenses                                                34,603                       32,313
   Due to related party                                             1,009                        2,063
   Accrued interest                                                 2,350                        3,865
   Current maturities of long-term debt and capital leases         26,676                       26,043
                                                                ---------                    ---------
      Total current liabilities                                      76,053                       72,527

LONG-TERM LIABILITIES:
     Long-term debt and capital leases, less current maturities     235,344                      241,173
   Other long-term liabilities                                      8,109                       13,296
   Due to related party                                               921                        1,769
   Deferred income taxes                                           97,846                       86,838
                                                                ---------                    ---------
      Total long-term liabilities                                 342,220                      343,076
                                                                ---------                    ---------
      Total liabilities                                             418,273                      415,603

SHAREHOLDERS' EQUITY:
   Common stock                                                        213                          213
   Additional paid-in capital                                      373,457                      373,442
   Accumulated other comprehensive income                              255                         --
   Retained earnings (accumulated deficit)                         10,249                      (15,818)
                                                                ---------                    ---------
       Total shareholders' equity                                  384,174                      357,837

Total liabilities and shareholders' equity                       $ 802,447                    $ 773,440
                                                                 =========                     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
          13 and 39 weeks ended December 29, 2001 and December 23, 2000
                                   (in 000's)
                                   (Unaudited)

                                                           13 Weeks Ended                                 39 Weeks Ended
                                                December 29,             December 23,         December 29,       December 23,
                                                   2001                     2000                2001               2000
                                              -----------------      ----------------         ------------      -------------

Net Sales                                             $ 173,278           $ 168,957           $ 521,006           $ 368,789
Cost of Goods Sold                                      162,272             153,767             442,984             304,175
                                                      ---------           ---------           ---------           ---------
     Gross Profit                                        11,006              15,190              78,022              64,614

Selling, General and Administrative Expenses              5,552               5,289              16,796              12,891
Amortization Expense                                       --                   635                --                 1,685
Other Income                                               (348)               (102)               (455)               (615)
                                                      ---------           ---------           ---------           ---------
     Operating Income                                     5,802               9,368              61,681              50,653

Interest Expense (Income):
   Interest Expense                                       5,116               7,293              17,246              17,392
   Interest Income                                          (95)               (322)               (363)               (416)
                                                      ---------           ---------           ---------           ---------
 Interest Expense, net                                    5,021               6,971              16,883              16,976
                                                      ---------           ---------           ---------           ---------
     Earnings before Income Taxes                           781               2,397              44,798              33,677

     Income Tax (Benefit) Expense                          (247)                982              17,416              13,664
                                                      ---------           ---------           ---------           ---------

Net Income before extraordinary items                     1,028               1,415              27,382              20,013

Loss on early extinguishment of debt, net of tax             -                   -                1,315                  -
                                                    ------------         -----------          ---------           ----------
Net Income                                               $ 1,028             $ 1,415           $ 26,067             $ 20,013
                                                    =============      =============         ==========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
             39 Weeks ended December 29, 2001 and December 23, 2000
                                   (in 000's)
                                   (Unaudited)

                                                                    December 29,          December 23,
                                                                        2001                  2000
                                                            --------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                          $  26,067           $  20,013
 Adjustments to reconcile net income
 to net cash provided in operating activities:
   Depreciation and amortization                                          41,132              36,547
   Deferred income taxes                                                   8,596              15,566
   Gain on sale of assets                                                 (4,220)             (3,452)
   Changes in operating assets and liabilities, net:
     Accounts receivable                                                   2,498              (6,828)
     Inventories                                                          (9,485)              2,182
     Prepaid expenses and other assets                                    10,878              (1,393)
     Accounts payable, accrued expenses and other liabilities             (3,127)              9,976
                                                                       ---------            ---------
Net cash provided in operating activities                                 72,339              72,611

INVESTING ACTIVITIES:
  Acquistion of Lundy, net of cash acquired                                 --               (98,206)
  Acquistion of PSFNC, net of cash acquired                                 --               (15,847)
  Purchases of property, plant, equipment and breeding stock             (76,631)            (24,009)
  Proceeds from disposal of fixed assets                                  11,245               7,499
                                                                       ---------            ---------
Net cash used by investing activities                                    (65,386)           (130,563)

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                           173,591             125,000
  Payments on revolving debt, net                                         (4,000)            (17,205)
  Deferred financing costs                                                (4,749)             (2,687)
  Repayments on long-term debt                                          (176,196)            (20,480)
                                                                       ---------           ---------
Net cash (used) provided by financing activities                         (11,354)             84,628

Net (decrease) increase in cash and cash equivalents                      (4,401)             26,676

CASH AND CASH EQUIVALENTS, beginning of period                             8,560               1,654
                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                               $   4,159           $  28,330
                                                                       =========           =========

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                         $  19,337           $  11,193
 Income tax paid                                                           5,197                 191

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
As of December 29, 2001, the Company has recorded $7,194,000 of this liability as a reduction to gross profit as the related contracts expired during the first three quarters. The remaining transition adjustment will be recorded as a reduction to gross profit during the remainder of fiscal 2002. Changes in the fair value of the existing contracts and those contracts entered into subsequent to April 1, 2001 will be recorded in the period in which they occur. Net losses recognized during the 39 weeks ended December 29, 2001 in gross profit were
$6,536,000. Net losses recognized during the 13 weeks ended December 29, 2001 in gross profit were $338,000.

During the 13 weeks ended December 29, 2001 the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on the $75 million term note from variable to fixed rate debt.

The Company's comprehensive income includes net income, the change in the transition adjustment discussed above and the change in the fair market value of the interest rate swap, net of tax. Comprehensive income for the 13 weeks ended
December 29, 2001 and December 23, 2000 was $3,110,000 and $1,415,000,
respectively. Comprehensive income for the 39 weeks ended December 29, 2001 and
December 23, 2000 was $26,322,000 and $20,013,000 respectively.

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

The Company has elected early adoption of these rules and will recognize the effect of the new pronouncements in fiscal year 2002. Assessment of the fair value of the relevant reporting units was completed during the second quarter, resulting in no impairment of recorded goodwill. The effect of discontinuing goodwill amortization increased income before income taxes by approximately
$1,965,000 for the 39 weeks ended and $655,000 for the 13 weeks ended December
29, 2001.

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

Note 3 - Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following at December 29,
2001 and March 31, 2001 (in thousands):

                                                                 Dec. 29, 2001           March 31, 2001
                                                                 -------------           --------------
Hogs                                                          $       121,013           $      112,998
Processed pork and pork products                                       10,264                    9,420
Packaging and supplies                                                  2,436                    2,131
Grain, feed additives and other                                         3,599                    3,278
                                                                    ---------                  -------
                                                                     $137,312                 $127,827

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

                                                Pork             Hog        Corporate
                                                Processing    Production     and Other       Total
                                            -------------   ------------- ------------ ------------
13 weeks ended December 29, 2001-

Net Sales                                    $ 145,136        108,229           --          253,365
Intersegment Sales                           $  (1,159)       (78,928)          --          (80,087)
Operating Income (Loss)                      $  11,989         (1,780)        (4,407)         5,802

13 weeks ended December 23, 2000-

Net Sales                                    $ 148,764        102,212           --          250,976
Intersegment Sales                           $    (845)       (81,174)          --          (82,019)
Operating Income                             $   6,497          7,527         (4,656)         9,368

39 weeks ended December 29, 2001-

Net Sales                                    $ 462,645        341,591           --          804,236
Intersegment Sales                           $  (2,814)      (280,416)          --         (283,230)
Operating Income                             $  20,496         54,780        (13,595)        61,681

39 weeks ended December 23, 2000-

Net Sales                                    $ 323,875        250,178           --          574,053
Intersegment Sales                           $  (1,678)      (203,586)          --         (205,264)
Operating Income                             $  12,381         50,124        (11,852)        50,653

December 29, 2001
Assets                                       $ 199,556        513,966         88,925        802,447

March 31, 2001-
Assets                                       $ 179,126        502,371         91,943        773,440

Note 5 - Early extinguishment of debt

On June 7, 2001, Premium Standard Farms, Inc., a wholly-owned subsidiary of the
Company, issued $175,000,000 of 9 1/4% senior unsecured notes due 2011 ("9 1/4%
Notes"). A portion of the net proceeds from the private placement debt offering was used to redeem all $137.9 million principal amount of the 11% senior secured payment-in-kind notes ("PIK Notes") with the remaining net proceeds used to pay down its bank credit facility. An extraordinary charge of $2,191,483, net of tax of $876,593, was recorded in the Condensed Consolidated Statement of Operations
for the 13 weeks ended June 30, 2001 resulting from the loss on the early extinguishment of the PIK Notes. Premium Standard Farms, the Company, and the
Company's other wholly-owned subsidiaries subsequently filed a joint registration statement on Form S-4 with the Securities and Exchange Commission, as amended and declared effective on August 14, 2001, to register exchange notes
("Exchange Notes") and the guarantees of the Exchange Notes. The Exchange Notes have substantially identical terms to the privately placed 9 1/4% Notes, except that the Exchange Notes are freely tradeable. All of the holders of the privately placed 9 1/4% Notes tendered their notes for the registered Exchange
Notes.

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
competitive practices in the pork production and processing industries; the impact of current and future laws, governmental regulations and fiscal policies affecting the Company's industry and operations, including environmental laws and regulations; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; outbreaks of disease in the Company's herds; feed ingredient costs; fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond the Company's control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. Please review the Company's
Registration Statement on Form S-4 for other important factors that could cause results to differ materially from those in any such forward-looking statements.
Information in these archived materials may not be current and may be superceded by more recent information published by the Company.

Results of Operations

13 Weeks Ended December 29, 2001 Compared to the 13 Weeks Ended December 23, 2000

The following table presents selected financial information for our production and processing segments for the 13 weeks ended December 29, 2001 and December
23, 2000. Net sales, gross profit and operating income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended December 23, 2000 to the quarter ended December 29, 2001. Intersegment sales are based on live hog prices.

                                              For the 13 Weeks Ended                                            Qtr to Qtr Change
                                          --------------------------------------------------------------     -------------------------

                                          December 29, 2001        %       December 23, 2000%          2001 to 2000%
                                          -------------------  ----------  -----------------  ----------     -------------  ----------
                                                                       (In millions except percentages)
Net Sales
     Production                                      $ 108.2       62.4%            $ 102.2       60.5%             $ 6.0        5.9%
     Processing                                        145.2       83.8%              148.8       88.0%              (3.6)      -2.4%
     Intersegment                                      (80.1)     -46.2%              (82.0)     -48.5%               1.9       -
                                          -------------------  ----------  -----------------  ----------     -------------  ----------
       Total Net Sales                               $ 173.3      100.0%            $ 169.0      100.0%             $ 4.3        2.5%
                                          ===================  ==========  =================  ==========     =============  ==========

Gross Profit
     Production                                       $ (1.9)     -17.3%              $ 7.5       49.3%            $ (9.4)      -
     Processing                                         12.9      117.3%                7.7       50.7%               5.2       67.5%
                                          -------------------  ----------  -----------------  ----------     -------------  ----------
       Total Gross Profit                             $ 11.0      100.0%             $ 15.2      100.0%            $ (4.2)     -27.6%
                                          ===================  ==========  =================  ==========     =============  ==========

Operating Income
     Production                                       $ (1.8)     -31.0%              $ 7.5       79.8%            $ (9.3)      -
     Processing                                         12.0      206.9%                6.5       69.1%               5.5       84.6%
     Corporate                                          (4.4)     -75.9%               (4.6)     -48.9%               0.2       -4.3%
                                          -------------------  ----------  -----------------  ----------     -------------  ----------
       Total Operating Income                          $ 5.8      100.0%              $ 9.4      100.0%            $ (3.6)     -38.3%
                                          ===================  ==========  =================  ==========     =============  ==========

Consolidated

Net Sales. Net sales increased by $4.3 million, or 2.5%, to $173.3 million in the third quarter of fiscal year 2002 from $169.0 million in the comparable period last year. The increase was attributed to an increase in volume of $14.1 million, which was offset by a decrease in prices of $9.8 million. See Segment
Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $4.2 million, or 27.6%, to $11.0 million in the third quarter of fiscal year 2002 from $15.2 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog prices during the third quarter of fiscal year 2002 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly as a percentage of net sales to 3.2%
in the third quarter of fiscal year 2002 from 3.1% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by
$0.3 million, or 5.0%, to $5.6 million in the third quarter of fiscal year 2002 from $5.3 million in the comparable period last year.

Operating Income. Operating income decreased by $3.6 million, or 38.3%, to $5.8 million in the third quarter of fiscal year 2002 from $9.4 million in the comparable period last year. The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $2.0 million, or
28.0%, to $5.0 million in the second quarter of fiscal year 2002 from $7.0 million in the comparable period last year. The decrease was caused by a decrease in interest rates. See Liquidity and Capital Resources below for more information.

Income Tax Expense. Our effective tax rate was a benefit of 31.6% in the third quarter of fiscal year 2002 compared to an expense of 41.0% in the comparable period last year. The difference was attributable to reducing the effective tax rate from 40.1% applied in the first two quarters to 38.9%.

   Segment Analysis

Hog Production. Net sales increased by $6.0 million, or 5.9%, to $108.2 million in the third quarter of fiscal year 2002 from $102.2 million in the comparable period last year. The increase was accounted for by a 15.0% increase in volume attributable to increased productivity, better growing conditions and additional contract production, offset by a 7.8% decrease in net market hog sales prices.
Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations.

Gross profit decreased by $9.4 million to a loss of $1.9 million in the third quarter of fiscal year 2002 from a gross profit of $7.5 million in the comparable period last year. The decrease was the result of a higher volume of hogs coupled with the lower net market hog sales price mentioned above. Overall, hog production costs were slightly higher during the third quarter of fiscal year 2002 compared to the same period last year.

Operating income decreased by $9.3 million to an operating loss of $1.8 million in the third quarter of fiscal year 2002 from an operating income of $7.5 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $3.6 million, or 2.4%, to $145.2 million in the third quarter of fiscal year 2002 from $148.8 million in the comparable period last year. The decrease was accounted for by a 5.0% decrease in processing volume offset by a 2.8% increase in pork product sales prices compared to the same period last year.

Gross profit increased by $5.2 million, or 67.5%, to $12.9 million in the third quarter of fiscal year 2002 from $7.7 million in the comparable period last year. The increase resulted from higher margins on pork products due to higher pork product prices coupled with lower market hog costs.

Operating income increased by $5.5 million, or 84.6%, to $12.0 million in the third quarter of fiscal year 2002 from $6.5 million in the comparable period last year. The increase was attributed to the factors mentioned above.

39 Weeks Ended December 29, 2001 Compared to the 39 Weeks Ended December 23, 2000

The following table presents selected financial information for our production and processing segments for the first three quarters ended December 29, 2001 and
December 23, 2000. Results of operations for the first three quarters ended
December 29, 2001 include information for both The Lundy Packing Company
("Lundy") and Premium Standard Farms of North Carolina, Inc. ("PSFNC"). Lundy
was acquired during, and PSFNC was acquired on the last day of, the quarter ended September 23, 2000 and will affect the comparability of the results of operations for the first three quarters ended December 29, 2001 and December 23,
2000.

                                           For the 39 Weeks Ended                                                Year to Year Change
                                          --------------------------------------------------------------     -------------------------

                                          December 29, 2001       %       December 23, 2000%          2001 to 2000%
                                          ------------------   ---------  ------------------  ----------     -------------  ----------
                                                                                       (In millions except percentages)
Revenues
     Production                                     $ 341.6       65.6%             $ 250.2       67.8%            $ 91.4       36.5%
     Processing                                       462.6       88.8%               323.9       87.8%             138.7       42.8%
     Intersegment                                    (283.2)     -54.4%              (205.3)     -55.7%             (77.9)      -
                                          ------------------   ---------  ------------------  ----------     -------------  ----------
       Total Revenues                               $ 521.0      100.0%             $ 368.8      100.0%           $ 152.2       41.3%
                                          ==================   =========  ==================  ==========     =============  ==========

Gross Profit
     Production                                      $ 55.1       70.6%              $ 49.7       76.9%             $ 5.4       10.9%
     Processing                                        22.9       29.4%                14.9       23.1%               8.0       53.7%
                                          ------------------   ---------  ------------------  ----------     -------------  ----------
       Total Gross Profit                            $ 78.0      100.0%              $ 64.6      100.0%            $ 13.4       20.7%
                                          ==================   =========  ==================  ==========     =============  ==========

Operating Income
     Production                                      $ 54.8       88.8%              $ 50.1       98.8%             $ 4.7        9.4%
     Processing                                        20.5       33.2%                12.4       24.5%               8.1       65.3%
     Corporate                                        (13.6)     -22.0%               (11.8)     -23.3%              (1.8)      15.3%
                                          ------------------   ---------  ------------------  ----------     -------------  ----------
       Total Operating Income                        $ 61.7      100.0%              $ 50.7      100.0%            $ 11.0       21.7%
                                          ==================   =========  ==================  ==========     =============  ==========

Consolidated

Net Sales. Net sales increased by $4.3 million, or 2.5%, to $173.3 million in the third quarter of fiscal year 2002 from $169.0 million in the comparable period last year. The increase was attributed to an increase in volume of $14.1 million, which was offset by a decrease in prices of $9.8 million. See Segment
Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $4.2 million, or 27.6%, to $11.0 million in the third quarter of fiscal year 2002 from $15.2 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog prices during the third quarter of fiscal year 2002 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly as a percentage of net sales to 3.2%
in the third quarter of fiscal year 2002 from 3.1% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by
$0.3 million, or 5.0%, to $5.6 million in the third quarter of fiscal year 2002 from $5.3 million in the comparable period last year.

Operating Income. Operating income decreased by $3.6 million, or 38.3%, to $5.8 million in the third quarter of fiscal year 2002 from $9.4 million in the comparable period last year. The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $2.0 million, or
28.0%, to $5.0 million in the second quarter of fiscal year 2002 from $7.0 million in the comparable period last year. The decrease was caused by a decrease in interest rates. See Liquidity and Capital Resources below for more information.

Income Tax Expense. Our effective tax rate was a benefit of 31.6% in the third quarter of fiscal year 2002 compared to an expense of 41.0% in the comparable period last year. The difference was attributable to reducing the effective tax rate from 40.1% applied in the first two quarters to 38.9%.

   Segment Analysis

Hog Production. Net sales increased by $6.0 million, or 5.9%, to $108.2 million in the third quarter of fiscal year 2002 from $102.2 million in the comparable period last year. The increase was accounted for by a 15.0% increase in volume attributable to increased productivity, better growing conditions and additional contract production, offset by a 7.8% decrease in net market hog sales prices.
Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations.

Gross profit decreased by $9.4 million to a loss of $1.9 million in the third quarter of fiscal year 2002 from a gross profit of $7.5 million in the comparable period last year. The decrease was the result of a higher volume of hogs coupled with the lower net market hog sales price mentioned above. Overall, hog production costs were slightly higher during the third quarter of fiscal year 2002 compared to the same period last year.

Operating income decreased by $9.3 million to an operating loss of $1.8 million in the third quarter of fiscal year 2002 from an operating income of $7.5 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $3.6 million, or 2.4%, to $145.2 million in the third quarter of fiscal year 2002 from $148.8 million in the comparable period last year. The decrease was accounted for by a 5.0% decrease in processing volume offset by a 2.8% increase in pork product sales prices compared to the same period last year.

Gross profit increased by $5.2 million, or 67.5%, to $12.9 million in the third quarter of fiscal year 2002 from $7.7 million in the comparable period last year. The increase resulted from higher margins on pork products due to higher pork product prices coupled with lower market hog costs.

Operating income increased by $5.5 million, or 84.6%, to $12.0 million in the third quarter of fiscal year 2002 from $6.5 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

Net cash flow provided by operating activities was $72.3 million and $72.6 million for the first three quarters ended in fiscal years 2002 and 2001, respectively. The slight decrease in the first three quarters of fiscal year
2002 compared to the same period last year was primarily due to an increase in working capital requirements relating to inventory and margin calls on our risk management program offset by an increase in non-cash charges and an increase in net income. Non-cash charges increased in the first three quarters of fiscal year 2002 compared to the same period last year due to incremental depreciation expense of acquired businesses.

Net cash flow used in investing activities was $65.4 million and $130.6 million for the first three quarters ended in fiscal years 2002 and 2001, respectively.
Net cash used in investing activities consisted of $76.6 million and $24.0 million for capital expenditures relating to property, plant and equipment and breeding stock during the first three quarters ended in fiscal years 2002 and
2001, respectively. The Company received proceeds from disposal of fixed assets of $11.2 million and $7.5 million during the first three quarters ended in fiscal years 2002 and 2001, respectively. Additional net cash used in fiscal
2001 of $114.1 million was for the acquisitions mentioned earlier. The increase in capital expenditures relating to property, plant and equipment and breeding stock is the result of expansion projects at Lundy and our Texas production facilities.

Net cash flow used in and provided by financing activities was ($11.3) million and $84.6 million for the first three quarters ended in fiscal years 2002 and
2001, respectively. As of December 29, 2001, our total debt was $262.0 million.
In the first quarter of fiscal year 2002, we issued $175 million of 9 1/4%
senior unsecured notes due 2011("9 1/4% Notes"), which were used to retire
$137.9 million of 11% senior secured payment-in-kind notes ("PIK Notes") on July
7, 2001. An associated 1% prepayment penalty on these PIK Notes, which was also paid on July 7, 2001, resulted in an extraordinary charge of $1.3 million, net of taxes. With the remaining proceeds, we also prepaid $25 million of bank term debt, made a $6.3 million quarterly payment on bank term debt and paid down $4.0 million on our revolving credit facility.

At December 29, 2001, we had $75.0 million outstanding under our term loan facility, $6.0 million outstanding under our revolving credit facility, and $7.5 million in letters of credit. As a result, we could borrow an additional $86.5 million under our revolving credit facility as of December 29, 2001. All borrowings under the revolving credit facility mature on August 21, 2003 and all borrowings under the term credit facility mature on August 21, 2004.

In fiscal 2002, we plan to spend approximately $88 million on capital expenditures, of which we expect to spend:

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

Under our consent decree with the Attorney General of the State of Missouri we are required to spend $14.2 million on additional investments in research and development over the next three years.

We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Exchange Notes, or to fund our other liquidity needs. If we consummate any acquisitions, we may need to raise additional capital. In addition, it is our long-term intent to add a processing plant to our Texas operations when justified by market conditions, customer relationships and other circumstances. If we consummate any material acquisitions or expand our Texas operations in this manner, we will need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

Market Risk

Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the 39 weeks ended December 29, 2001, we recognized losses under SFAS 133 of $8.4 million in net sales for losses related to lean hog futures and losses of $5.3 million in costs of goods sold relating to the hedging of feed components. As of December 29, 2001, we had deposits with brokers for outstanding futures contracts of $3.7 million, included in prepaid expenses and other current assets. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of December 29, 2001, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $4.4 million.

We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the third quarter ended December 29, 2001, the Company entered into an interest rate swap agreement to convert the variable base interest rate of its $75.0 million term debt to a fixed rate of 3.0125% plus its spread
(currently 1.625% at December 29, 2001). The swap has an identical maturity schedule as the term debt. At December 29, 2001, the Company recognized a $0.3 million gain into Other Comprehensive Income for the market value of the swap.

We completed the sale of our 9 1/4% Notes in June, 2001, and completed our offer to exchange the Exchange Notes for the 9 1/4% Notes in September, 2001. The
Exchange Notes had a fair value of approximately $176.8 million as of December
29, 2001 based on inter-dealer prices, as compared to the book value of $175.0 million as of December 29, 2001.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Please see "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Market Risk" above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We have settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against our Company and ContiGroup Companies, Inc. ("ContiGroup"). In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a
51.0% ownership interest in our Company (the "1998 ContiGroup transaction"). The
U.S. Environmental Protection Agency (the "E.P.A.") had intervened in the same action and filed a separate notice of violation against the Company under the
Clean Air Act. This settlement resolves all outstanding issues with the E.P.A.
To the extent that ContiGroup incurs any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction.
This consent decree built upon the 1999 consent decree with the State of
Missouri referenced below. The recent consent decree with the E.P.A. (the "2001
Consent Decree") requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of $350,000 civil penalty. The 2001 Consent Decree has been lodged with the court and published in the Federal Register for comments. It is anticipated that the Judge will enter the decree within the next ninety days.

In 1999, we settled a suit filed by the Attorney General of the State of
Missouri against our Company and ContiGroup. We assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment pursuant to which we are obligated to spend $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. We are currently in the third year of that five year period and have spent $10.8 million to satisfy the settlement. In addition, pursuant to the consent judgment our Company and
ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

In addition to the suits discussed above, we have received notices of violations from the Attorney General of the State of Missouri alleging releases of wastewater. We have responded to these notices in an effort to resolve these matters. If we do not successfully resolve these matters we may be required to obtain additional permits and expend capital resources to comply with those permits and we may also be subject to fines. We may receive similar notices in the future.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on October 4, 2001 in
         Kansas City, Missouri. One item was submitted to a vote of shareholders as described in the Company's Proxy Statement dated September 18, 2001.
         The table below briefly describes the proposals and results of the shareholders' vote.

                                                     For             Withheld

                To elect Class A directors:
           Ronald Justice                       82,050            17,950
                Maurice McGill                       82,050            17,950
                Dean Mefford                         82,050            17,950
                Mitch Petrick                        82,050            17,950
                To elect Class B directors:
                Paul Fribourg                       113,301               0
                John Meyer                          113,301               0
                Vart Adjemian                       113,301               0
                Michael Zimmerman                   113,301               0

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

(b)      Reports on Form 8-K.

1.            A Current Report on Form 8-K was filed with the SEC on November 1,
              2001 to report, under Item 5, the Company's second quarter earnings. The earnings release, including the Company's Unaudited
              Condensed Consolidated Statements of Operations for the 13 and 26
              weeks ended September 29, 2001, and September 23, 2000, was filed as Exhibit 99.1 to the Form 8-K.

2.            A Current Report on Form 8-K was filed with the SEC on November
              20, 2001 to report, under Item 5, the Company's agreement to settle environmental claims of the Environmental Protection Agency
              (EPA) and the Citizens Legal Environmental Action Network (CLEAN).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PSF GROUP HOLDINGS, INC.

February 5, 2002                   /s/ Stephen A. Lighstone
----------------                   --------------------------------------------
Date                               Stephen A. Lightstone
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)