Form 10-K
period 2002-03-30
PSF GROUP HOLDINGS INC
filed 2002-05-14
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended: March 30, 2002

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
    (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
    incorporation or organization)

423 West 8th Street, Suite 200, Kansas City, Missouri                                        64105
        (Address of principal executive office)                                           (Zip Code)

       Registrant's telephone number, including area code: (816) 472-7675

        Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

         There is currently no established public trading market for the common equity of the Registrant held by non-affiliates. As of April 30, 2002, there were 100,000 shares of the Registrant's Class A Common Stock outstanding and
113,301 shares of the Registrant's Class B Common Stock outstanding.

                                EXPLANATORY NOTES

     In this report on Form 10-K, the terms "we," "us" and "our" refer collectively to PSF Group Holdings, Inc., Premium Standard Farms, Inc. and their subsidiaries. Premium Standard Farms, Inc. is a wholly-owned subsidiary of PSF
Group Holdings, Inc.

Market and Industry Data and Forecasts

     Market data and certain industry forecasts used throughout this report on
Form 10-K were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys.
Reports prepared or published by Sparks Companies, Inc., the National Pork
Producers Council, Agrimetrics Associates Inc. and the USDA were the primary sources for third-party industry data and forecasts. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management's knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. We do not make any representation as to the accuracy of information described in this paragraph.

                                     PART I

Item 1.  Business

Overview

     We are a leading vertically integrated provider of pork products to the wholesale and retail, food service and institutional markets in the United
States. By combining modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment, we produce value-added premium pork products. We are the second largest owner of sows in North America, with over 210,000 sows producing approximately 4.1 million hogs per year in production operations located on over
100,000 acres in Missouri, Texas and North Carolina. We are also the seventh largest pork processor in the United States, with two plants capable of processing approximately 4.5 million hogs per year.

Competitive Strengths

     We believe the following competitive strengths position us to enhance our growth and profitability:

     o    Vertically Integrated Production and Processing. We have
          achieved a substantial degree of vertical integration of our hog production and processing operations. We measure our level of vertical integration in terms of the percentage of hogs processed at our plants that are owned by us and raised according to our controlled programs.
          All of the hogs used by our Milan, Missouri processing plant are sourced from our Missouri and Texas hog production operations. In fiscal 2002, approximately 68% of hogs used by our Clinton, North
          Carolina processing plant were supplied by our North Carolina hog production operations, with the remaining 32% supplied through contracts with independent producers. Vertical integration gives us strict control over our process, from a hog's initial genetic makeup to the pork product ultimately produced and shipped. This is in contrast to non-integrated or less integrated processors who acquire hogs from a large number of suppliers with varying production standards and therefore find it difficult to ensure a consistent and high quality product. This is a powerful advantage for competing effectively in the rapidly consolidating pork industry because it allows us to:

                  o   Produce Premium and Specialty Products. By regulating the
                      variables of genetics, environment, health and diet we can produce a controlled supply of high quality, consistent
                      pork products along with specialty products, such as
                      antibiotic free pork and Premium 97 pork (certified as 97
                      percent fat-free by the American Heart Association), as
                      well as KenKo-Ton "healthy" pork and Mugi Buta
                      "barley-fed" pork for the Japanese market. Our products
                      typically command higher prices than commodity pork
                      products.

                  o   Target Premium Customers. We are able to tailor our
                      production process to meet the exacting specifications of
                      discriminating customers in our target market. These
                      customers are willing to pay premium prices for higher
                      quality products and for the assurance that their
                      standards are met throughout a traceable production
                      process. Vertical integration provides the product
                      consistency necessary to satisfy these customers.

                  o   Reduce Our Production Costs and Maximize Value. Vertical
                      integration allows us to significantly reduce our hog
                      procurement costs and to streamline our logistics,
                      transportation and production schedules, thus optimizing
                      asset utilization and reducing our cost structure. We are
                      also able to capture more of the value of our hogs through our own processing rather than passing this value on to
                      other processors.

                  o   Reduce Earnings Volatility and Exposure to Market
                      Fluctuations. Vertical integration provides us with an
                      assured supply of hogs and strengthens our overall
                      financial performance in periods of market price weakness
                      by reducing our exposure to pricing volatility. We believe this results in more consistent earnings.

     o    Strong Market Position with Large Scale Operations. Our large-scale integrated operations, geographic dispersal and strong market position allow us to serve a broad range of customers in our target market, while maintaining economies of scale and marketing leverage.

     o    Efficient, Modern Facilities and Operations. Our Milan, Missouri
          processing plant is one of the most modern and technically advanced facilities of its kind. Having recently completed renovations at our
          Clinton, North Carolina processing plant, we believe the plant is one of the most advanced facilities of its kind in the United States. Our hog production operations, most of which were built in the past ten years, incorporate advanced breeding, farrowing and finishing methods resulting in industry-leading productivity statistics.

     o    Experienced Management Team. Most of our senior and operational management personnel have been involved in farm production and/or the fresh meat industry for most of their business careers. Senior and operational management members, on average, have over thirteen years of experience in those areas.

Business Strategy

     We are pursuing a strategy designed to increase our revenues and cash flow.
Key elements of our strategy include:

     o    Further Develop Vertical Integration. We believe our integrated model will be the proven approach to competing effectively in the rapidly consolidating pork industry. We have achieved 100% integration of our
          Missouri hog production and processing operations and have achieved substantial integration in our North Carolina operations. In North
          Carolina, we have renovated our recently acquired processing plant, upgraded the genetics of our breed stock, rationalized feed manufacturing, increased supervision of contract growers and achieved a USDA Process Verified program similar to the program that is in place for our Missouri operations. When justified in the future by market conditions, customer relationships and other circumstances, we also intend to expand our Texas operations to add a processing plant that will create a third fully integrated pod modeled upon our
          Missouri operations.

     o    Focus on High Quality and Value-Added Products. We intend to continue to focus on producing high quality and value-added products for discriminating customers in the retail, food service, export and further processing markets, and to further differentiate ourselves from commodity oriented competitors by developing new brands and additional products. As part of these efforts, and in conjunction with the modernization and renovation of our Clinton, North Carolina processing plant, we intend to market premium products from this plant similar to those produced by our Milan, Missouri plant, as well as smoked and processed pork products.

     o    Expand Production and Processing Capacity. We believe
          additional expansion opportunities exist in Texas. In fiscal 2002, we completed construction of a new 10,000 sow farrow-to-finish operation which is expected to lead to increased production of approximately
          200,000 market hogs per year by fiscal 2004. Our Texas production facilities are located on approximately 54,000 acres with adequate space and all environmental and land use permits required for further expansion in a manner that could replicate our Missouri hog production facilities. Due to the difficulty in obtaining such permits in the current regulatory environment, we believe our existing permits in
          Texas provide us a competitive advantage. In fiscal 2002, through modernization and efficiency efforts, we increased processing capacity at our Clinton, North Carolina plant from 6,500 hogs per day to up to
          10,000 hogs per day on a ten-hour shift on a seasonal basis.

     o    Acquisition Strategies. As an important part of our growth strategy, we evaluate on an ongoing basis potential industry-related acquisitions and joint ventures. We will continue to evaluate those opportunities that fit strategically with our objective of producing high quality, value added products.

     o    Maintain Position as a Low Cost Producer. We strive to produce high-quality pork products at low cost by combining state-of-the-art hog production with modern and efficient pork processing. We measure our production and processing activities continually in an effort to increase our hog production efficiencies, lower our break-even costs, improve our processing yields and develop new value-added products.

     o    Continue Expansion into International Markets. We believe that international markets offer significant growth opportunities and intend to continue our efforts to develop sales outside the United
          States. Over the past six years, we have established relationships with trading partners in Japan, China, South Korea, Canada, Mexico,
          Russia and Taiwan, and have exported product over that time period to more than twenty countries. We also believe that our presence in these markets allows us to achieve higher prices for certain pork products than could be obtained domestically. In particular, we intend to increase our export volumes to Japan, as this market ascribes significant value to premium, process-controlled traceable products.
          We also intend to actively expand sales in the South Korean, Chinese and Taiwanese markets.

     o    Manage Market Risks. We will continue to draw upon the strength of our risk management team, which collectively has over twenty years experience in the area. We will continue to monitor daily
          opportunities to lock in favorable margins by hedging both feed and energy costs as well as fresh meat sales.

     o    Environmental Stewardship. We will continue to be a leader in the pork industry in researching, developing and implementing new waste handling and environmental technologies and solutions. Those technologies and solutions include source reduction, risk reduction, improved manure treatment, beneficial reuse of waste products
          (creating value-added products) and water reuse.

Our History

     The hog production business of Premium Standard Farms was originally founded in 1988. In 1994, we completed construction of our Milan, Missouri processing plant. Due primarily to start-up costs and the low level of initial production at that plant, as well as the rapid expansion of our Missouri and
Texas operations, the corporation that previously ran our Missouri and Texas operations filed Chapter 11 bankruptcy on July 2, 1996. In September 1996, the reorganization became effective and our business emerged from Chapter 11.
Premium Standard Farms in its current corporate form resulted from this restructuring.

     Since emerging from bankruptcy, we have expanded our business in two significant ways. On May 13, 1998, we expanded our Missouri operations in a series of transactions with ContiGroup Companies, Inc. ("ContiGroup," formerly known as Continental Grain Company). In these transactions, ContiGroup purchased a 51.0 percent ownership interest in PSF Group Holdings for $182.3 million. In exchange, we purchased the North Missouri Farms hog production operations then owned by ContiGroup for $75.0 million. Our transactions with ContiGroup were treated for accounting purposes as a reverse acquisition by ContiGroup. Thus, even though we trace our roots as a business to the Premium Standard Farms that underwent reorganization and emerged from bankruptcy in 1996, the financial data included in this report on Form 10-K for the periods prior to May 1998 relates to ContiGroup's North Missouri Farms operations rather than to Premium Standard
Farms itself. Despite this accounting treatment, we will discuss the pre-1998 business of Premium Standard Farms at times in this report since that business provided the basis for our current vertically integrated operations.

     In fiscal 2001, we expanded our operations through two acquisitions in
North Carolina. We acquired The Lundy Packing Company and its subsidiaries
("Lundy"), which consisted of hog production and pork processing operations, on
August 25, 2000. On September 22, 2000, we then acquired Premium Standard Farms of North Carolina ("PSFNC") from ContiGroup. In the latter transaction,
ContiGroup received cash and additional shares of PSF Group Holdings stock, bringing its overall ownership of PSF Group Holdings' outstanding common stock to 53.1 percent.

     PSF Group Holdings is a Delaware company formed in 1998. Premium
Standard Farms is a Delaware company formed in 1996. Our principal executive offices are located at 423 West 8th Street, Suite 200, Kansas City, Missouri and
our telephone number is (816) 472-7675.

Industry Overview

     Historically, the United States pork industry has been divided into two segments: pork processing and hog production. As a vertically integrated supplier of pork products, we operate in both industry segments.

Pork Processing

     The U.S. pork processing industry is highly concentrated, with the top ten processors representing approximately 87% of total federally inspected industry capacity, and the industry is highly competitive. Although customers in the retail, institutional, further processing and export markets have different product specifications and service requirements, processors generally compete on the basis of the price and quality of their product.

     The processing industry is geographically concentrated in the hog producing regions of the U.S., particularly the Midwest and portions of the
Southeast. Due to the high degree of fragmentation of the hog production industry, processing operations are extremely large relative to the producers that supply them. As a result, non-integrated processors must acquire each day's supply of hogs from a large number of suppliers, many of whom use varying genetics, feeding programs and growing environments. We believe that this dichotomy between the hog requirements of processors and the fragmentation and variation of hog production makes it relatively difficult for non-integrated pork processors to produce consistent, high quality products.

Hog Production

     The hog production industry, although consolidating, remains highly fragmented and can be characterized by large variations in costs of production and quality of hogs produced. In many smaller hog operations, the hogs are kept outdoors in open lots or in less sophisticated buildings, bred in an unscientific manner, increasing disease and death risk, and grown on low-cost feed. As a result, these operations generally are characterized by fewer hogs per sow per year, higher feed-to-gain conversion ratios, higher costs of production, lower quality and less consistent hogs brought to market. In addition, the effects of temperature and climate on breeding and farrowing encourage outdoor hog producers to breed hogs in the spring and fall. This results in seasonal production, which may result in lower prices when these producers bring their hogs to market.

     According to the U.S. Department of Agriculture, the number of U.S. hog producers has declined significantly over the last twenty years. We believe that as the hog production and pork processing industry moves to more sophisticated production techniques, the pressures on marginal producers will intensify. In the last several years a number of operations have emerged which are based on large-scale scientific and management-intensive production of hogs. These operations have grown rapidly. We expect that the hog production industry will see continued consolidation and integration in the future.

Products, Marketing and Customers

     We market our pork products to a variety of wholesale and retail customers in the U.S. and abroad, including select supermarket chains, meat distributors, further processors and food service companies. We focus on discriminating customers in the retail, food service, export and further processing markets. We primarily market our products as chilled and frozen pork, sold:

     o    To retailers, retail distributors and wholesalers in the form of chilled boxed bone-in and boneless loins, tenderloins, hams, picnics, butts, ribs, marinated and case-ready;

     o    To further processors in the form of chilled bulk bone-in and boneless hams, picnics and butts, bellies, trimmings, variety meats and other products which are used by these customers to make processed pork products;

     o    To institutional food customers in the form of chilled and frozen boxed bone-in and boneless loins, ribs, picnics and butts; and

     o    To export customers in the form of chilled boneless loins, tenderloins, frozen hams, shoulders, bellies, as well as offal items.

     Our vertical integration and control also allows us to produce specialty products. These include our antibiotic free pork and Premium 97 pork (certified as 97 percent fat-free by the American Heart Association), as well as KenKo-Ton
"healthy" pork and Mugi Buta "barley-fed" pork for the Japanese market.

     Our marketing strategy seeks to capitalize on the quality of the pork produced by our controlled supply of high-quality consistent hogs and modern processing operations allowing us to sell fresh and processed pork at prices that reflect a premium to those received by competitors selling lower quality products. Our pork processing facilities have been designed to enhance the realization of this quality by converting standard pork cuts to value-added products through boning, trimming and other further processing. Furthermore, we target specialty, export and ethnic markets, in which there is a higher demand for certain pork products. In order to take advantage of a differentiated product, we have been certified to use the USDA Process Verified seal in connection with our Missouri operations. We have also recently achieved the USDA
Process Verified designation for our North Carolina operations.

     Our international marketing efforts are directed toward a number of countries, but are predominantly focused on Japan, which ascribes significant value to our premium, process-controlled products. In 2000, we renewed a three-year contract with our trading partner in the Japanese market. Through this arrangement, we enjoy relationships with one of Japan's largest manufacturers of ham and a large Japanese ham distributor. In fiscal 2002, our sales to Japanese customers represented about 5 percent of our total sales. We have recently begun shipping fresh pork products to Japan from our North
Carolina plant. We are using our success in Japan to explore other opportunities in the export markets in Asia, Europe, Mexico and Canada. Sales to international markets other than Japan accounted for approximately 3 percent of our total sales in fiscal 2002.

     Though our sales and marketing efforts are primarily focused on sales of pork products, we are to a lesser extent involved in the related markets for live hogs, processed meat products and pork by-products. The excess live hogs of our production facilities are sold to other pork processors. In this respect, we have long-term contracts with a major pork processor and further-processor, as well as other processors in the region, who purchase the vast majority of hogs produced at our Texas facilities. The remainder of our excess hog production is sold in privately negotiated transactions. With respect to processed meats, our
Clinton, North Carolina plant includes further-processing facilities that produce products such as cured hams, bacon and sausage. Finally, all of our facilities sell the by-products of our processing activities to the variety meat, feed processing and pet food industries.

Production and Processing Operations

Overview

     Our production and processing operations are organized as three separate pods located in Missouri, Texas and North Carolina. Our Missouri and North
Carolina pods each combine hog production farms and processing plants. Our Texas pod currently has only hog production operations. The geographic separation of our pods enhances biosecurity and puts us closer to our customers and feed grain suppliers, allowing us to minimize shipping costs. Shipping, usually via truck, is important in a number of aspects of hog production, particularly the delivery of feed to hog production units, the shipment of feeder pigs to finishing units, and the shipment of finished hogs to processing plants. To further reduce the risk of disease and maximize the scheduling and process coordination that our integrated approach provides, our pods incorporate transportation facilities served by our own truck fleet for hauling feed and hogs.

Hog Production

     Our production facilities house herds ranging from 1,100 to 3,300 sows per unit. On average, a staff of five people is required for 1,100 sows. A typical production unit consists of four connected buildings, each with a specialized function -- breeding, gestation, farrowing and nursery.

     The production process begins in the breeding barn, where sows are artificially inseminated. Artificial insemination maximizes breeding efficiency and productivity and allows us to utilize genetic stock that maximizes our overall productivity and quality. After four weeks, conception is verified using ultrasound technology. From the breeding barn, sows are moved to the gestation barn where they are vaccinated and placed on a special diet. The gestation period is 114-days. During this period, the sows must receive adequate nutrition and careful attention to health and disease control in order to maximize the size and health of their litters. In our gestation buildings, sows are carefully monitored and individually fed according to body weight. A few days prior to delivery, sows are moved to the farrowing barn where they give birth to an average litter of over 10 offspring. Sows nurse their offspring for three weeks before they are returned to the breeding barn. At approximately 12 to 15 pounds, the offspring are moved to the nursery for a six-to-seven week period. This step requires high levels of nutrition, environmental control and minimization of disease and health risks. A growing portion of our operations use the wean-to-finish production method where nursery pigs are transported directly to a modified grow/finish site, skipping the traditional time spent in a nursery.

     In the next phase of production, offspring are transferred in our sanitized trailers to our grow/finish complexes or contract growers for growth from approximately 50 pounds to a target market weight of 260 pounds. Our grow/finish complexes are comprised of temperature-controlled barns, each housing 950 to
1,200 hogs. A manager in charge of the complex is responsible for monitoring hog welfare and health, as well as equipment. Efficiency in finishing operations is affected by the health and environment of the hogs and the formulation of the feed. These factors, as well as the genetics of the hog, can have a substantial impact on the feed-to-gain conversion ratio (the pounds of feed required to add a pound of weight) and the average daily gain. Specialized crews support the complex managers by assisting with loading and unloading hogs, health care, and sanitation. Hogs generally remain at the grow/finish complexes for 18 to 19 weeks, gaining an average of 1.7 pounds per day, until they reach market weight and are transported to a processing facility.

     Because diet is a critical factor in the efficient production of hogs and affects the quality of the final products, where possible we have established our own feed mills. Our Missouri and Texas pods are located in areas with access to substantial corn and other feed grain production in excess of local demand.
As a result, we can typically access feed grains on a cost-effective basis and manufacture and deliver feed to our facilities at a lower cost than we can buy it from commercial feed mills. In North Carolina, where we rely to some extent on commercial feed mills, we have established toll milling arrangements with select mills. Due to excess milling capacity in North Carolina, we are generally able to purchase feed from these vendors on terms that help us remain a low cost producer. Our feed mills and toll milling arrangements allow us to optimize production of our customized diets to a greater degree than would typical arrangements with third-party feed mills, which operate on a cost plus basis and provide feeds for many types of customers and animals. We achieve this through
"least cost" formulations based on available feed ingredients. For example, while corn is the primary ingredient in hog feed, a large number of other grains, proteins, fats and supplements may be added, and the content and mix of feed ingredients can be managed to improve nutrition, feed-to-grain ratios and meat quality. We have five feed mills in operation aggregating approximately 1.4 million tons of annual capacity.

Biosecurity

     We seek to reduce the risk of disease transmission through a number of methods, including geographic separation of, and restricted access to, production facilities, strict sanitation procedures, high health genetic stock and constant monitoring and response. All units are restricted access, "shower in/ shower out" facilities. If it is necessary for a manager or worker to enter a unit other than their designated unit, a mandatory 24 to 96-hour layover period is required. Feed purity and truck cleanliness are inspected and monitored. Operating procedures within the facilities are designed to stop the spread and lessen the viability of infection agents during all phases of the production process.

     The impact of disease is also controlled through the selection of healthy, disease-resistant sows and through breeding procedures that help pass along antibodies to the sow's offspring. When disease is found, treatment is implemented to lessen its impact on the health-challenged hogs and to prevent its spread to other facilities.

Pork Processing

     We maintain pork processing facilities in Missouri and North Carolina. All of the hogs used by our Milan, Missouri processing plant come from our Missouri and Texas hog production operations. During fiscal 2002,

approximately 68% of hogs used by our Clinton, North Carolina processing plant were supplied by our North Carolina hog production operations, with the remaining 32% supplied through contracts with independent producers. To ensure the safety and quality of our products, we use the USDA's Hazard Analysis of
Critical Control Points methodology to identify food safety hazards in our operations. This approach uses a team of technically trained individuals who are familiar with the processes to be evaluated. Each separate point in the process is identified and any hazards associated with them are assessed. Methods for monitoring the quality and safety of products as they move through these points are then developed and implemented.

     The quality management points provide the basis for our Process Verified
Program. In November of 1998, we became the first company in the pork industry to receive approval for this program from the USDA-Agricultural Marketing
Service. This approval gave accreditation to the only program which extends from live animal production through processing. While other pork companies have since received approval of their own Process Verified programs, we believe ours is the most comprehensive, encompassing live animal production through processing.

     Process Verified is based on ISO-9000 requirements that are adapted for the livestock industry, and is administered by the USDA Agricultural Marketing
Service, Livestock and Seed Division. We have designated twelve process points throughout our process to represent our program. These process points are summarized as follows:

     o    Every order is traceable to source farms

     o    Every phase of production is managed using a food safety based control system, including a strict residue avoidance program where sulfa antibiotics are not used

     o    Market hogs are fed a precise grain-based diet from process-controlled feed mills

     o    Quality traits, processing hygiene and environmental systems are continuously evaluated and improved

     o    Employee safety and training programs are emphasized and continuously improved

     Our automated processing operations have been designed to achieve the benefits of vertical integration that are not available to non-integrated hog producing or pork processing competitors. Some of these benefits are as follows:

     o    We capture more value from our hogs through processing rather than passing this value on to other processors

     o    We streamline logistics, transportation and production schedules to enhance asset utilization and reduce our cost structure because of the proximity and integrated management of production and processing operations

     o    We improve the realizable value of our hogs through our control over the key factors (genetics, nutrition and environment) that affect the leanness and meat quality of each hog

     o    We believe we provide a higher level of quality and safety assurance to our customers because of our control of both production and processing

     We believe that by controlling our own high quality, consistent hog supply, we can be among the more efficient processors in the industry and produce a consistent high-quality product whose value will be recognized in the market.

     The design of our Milan, Missouri processing facility reflects four key objectives:

     o    Modern equipment and proven technology has been used to build one of the highest quality facilities in the industry

     o    The facility design emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover

     o    The facility is designed to produce a product that is appealing to further processors and consumers and will be brandable. It employs identification and tracking technology to ensure quality control for the final pork product

     o    The facility is designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards

     We recently completed the renovation and modernization of our recently acquired North Carolina plant to meet these objectives, based on the Milan facility. If and when we add a processing plant to our Texas facilities, that plant will be based on the model of our Milan facility as well.

Missouri

     Our Missouri pod has both production and processing operations. The
Missouri production operation, based at Princeton, employs approximately 1,300 people. An 112,000-sow herd produces approximately 2.1 million market hogs per year. Eighty-two sow units, five nursery units and ninety-one finishing units are located on farms in five counties in Northwest Missouri. We also have grower relationships with ContiGroup. See "Certain Relationships and Related
Transactions."

     The Missouri processing facility is located at Milan and employs approximately 950 people with the capacity to process 7,100 hogs daily (on an eight hour shift) or about 1.9 million hogs per year. To ensure the safety and quality of our products, the processing facility incorporates several innovative systems, including a carbon dioxide anesthetizing system, which we believe was the first carbon dioxide system of its kind in use in the United States. This facility also has a large hog holding area that provides at least four hours of rest to hogs upon arrival. The result is a less stressful environment for the hogs, which results in better meat quality.

North Carolina

     Our North Carolina pod has both production and processing operations. The
North Carolina production operation, based at Clinton, employs approximately 300 people. A 65,000-sow herd produces approximately 1.4 million market hogs per year. Nine sow units, three nursery units and four finishing units are located on farms in various counties throughout the state. Most of the production operations in North Carolina are conducted on farms that are not owned by us.
Instead, we have contract grower agreements with local farmers who provide the land, space and labor needed. The hogs themselves are owned by us, are raised according to our specifications using our genetics, feed and supplies, and are delivered to our Clinton facility. Since these arrangements allow us to control the process, from a hog's initial genetic makeup to the pork product ultimately produced and shipped, we consider them to be a part of our integrated operations notwithstanding the fact that we do not own the farms themselves.

     The North Carolina processing facility is located at Clinton and employs approximately 1,200 people processing up to 10,000 hogs daily, depending on seasonality and market conditions, or about 2.6 million hogs per year. Now that construction and renovation are complete at this recently acquired facility, we believe the plant is one of the most advanced facilities of its kind. To obtain the estimated 700,000 hogs annually used by the facility that are not supplied by our production operations, we have established supply arrangements with several external hog suppliers who have agreed to follow our Process Verified requirements.

Texas

     Our Texas pod currently has only production operations. These operations are headquartered at Dalhart, Texas and employ approximately 300 people. A
33,000-sow herd produces approximately 600,000 market hogs per year.
Twenty-three sow units, six nursery units and eight finishing units are located on farms in Dallam and Hartley counties. No contract finishing is used in the
Texas pod's production. A small portion of the hogs produced in Texas are transported to our Milan, Missouri processing facility. The vast majority are sold under long-term contracts with a major processor and further processor, along with other processors, in the area.

     We recently completed the addition of a new 10,000 sow farrow-to-finish operation at our Texas facilities. We expect that it will produce approximately
200,000 new hogs per year by fiscal year 2004. We also believe additional expansion opportunities exist in Texas as well. Our Texas production facilities are located on approximately 54,000 acres with adequate space and all environmental and land use permits required for further expansion in a manner that will replicate our Missouri hog production facilities.

Research and Development

     We use an applied research strategy which allows rapid and early implementation of technologies in production, nutrition and processing. This effort is driven by our technical team, many of whom have advanced degrees in nutrition, meat science, reproductive physiology and health assurance. This group also uses an extensive network of outside scientists and other contacts to enable us to use the latest technology.

     We constantly seek to improve the genetics of our production herds and to produce hogs that are the highest quality commercially available. Our female breeding stock is purchased from the world's largest hog genetics firm, which employs extensive research efforts in molecular genetics, biosecurity, food safety and meat quality. We also have an internal "multiplier" herd, which is continually improved through the purchase of enhanced genetics and provides an internal source of a majority of our sows at a substantially reduced cost, and with greater control.

     In addition, we have an agreement for the exclusive use in the United
States of selected male genetic lines of a leading European hog genetics firm.
We routinely evaluate other genotypes to validate and compare them to existing products. In addition, we conduct intense research trials to further develop existing genotypes to meet economic and customer demands for composition and quality. These arrangements enhance the quality of our genetics and diversify our genetic sources. We also incorporate careful computer-based monitoring of the breeding performance of all our breedstock to improve breeding patterns and remove sub-optimal parents from the herd. These operations are conducted at our
Missouri, Texas and North Carolina genetic improvement facilities.

     We also have been a leader in the implementation of new technologies at our processing facilities. For example, we believe that we were the first U.S.
company to introduce the use of European-designed carbon dioxide anesthesia systems in pork processing to reduce livestock agitation and increase meat quality. Specially designed trucks and holding areas also enhance the welfare and handling of our hogs. In addition, we use extreme chilling technologies to improve product quality traits like color and texture.

     We also are ending our third year of a five-year, $25 million, research program to develop improved waste processing methods and technologies. See
"Legal Proceedings."

Competition

         The pork industry is highly competitive and we compete with many other pork processors and hog producers of varying sizes. Our products also compete with a large number of other protein sources, including beef, chicken, turkey and seafood. However, our principal competition comes from other large pork processors. We believe that the principal areas of competition in the pork industry are price, quality, product distribution and brand loyalty. Some of our competitors are larger, have correspondingly greater financial and other resources and enjoy wider recognition for their branded products.

Intellectual Property

     We hold several trademark and other intellectual property rights. For example, we have registered the names "Premium Standard Farms," "Premium
Standard Certified," "Fresh from the Farm Taste," "Carolinian," "Lundy's,"
"Tomahawk Farms" and "Gold Banner" with the United States Patent and Trademark
Office. We have also registered "Premium Standard Farms" in some of the foreign countries to which we sell our products. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of

protection. We have also applied with the United States Patent and Trademark
Office for a patent with respect to an animal waste management system designed for some of our production facilities. That application is pending.

Employees

     We have approximately 4,200 employees, of which approximately 2,100 are in processing, approximately 1,900 are in production and approximately 200 are in administration. None of our employees are subject to collective bargaining arrangements, although there can be no assurance that employees will not enter into such agreements in the future. We generally consider our employee relations to be good.

Regulation

     Various federal, state and local laws and regulations apply to our operations, particularly in the health and environmental areas administered by the Occupational Safety and Health Administration (OSHA), the United States
Department of Agriculture (USDA), the Food and Drug Administration (FDA), the
federal Environmental Protection Agency (EPA) and corresponding state agencies such as the Missouri Department of Natural Resources (MDNR), the Texas Natural
Resource Conservation Commission and the North Carolina Department of
Environment and Natural Resources. We anticipate increased regulation by these agencies, including the USDA concerning food safety and the FDA regarding the use of medication in feed.

     Current environmental regulations impose standards and limitations on, among other things, our waste treatment lagoons, water treatment facilities and new construction projects. Animal waste from our hog production facilities is anaerobically digested and the resulting fluids are then applied to surrounding farm land. This process uses lagoons in Missouri and North Carolina and solid separators and aeration tanks in Texas.

     In North Carolina, the use of waste treatment lagoons and spray fields for the disposal of swine waste has recently become highly controversial. Certain areas of that state are prone to flooding, as well as exposed to hurricanes from time to time. Due in part to damage caused to waste lagoons by recent hurricanes, the state has issued a moratorium on construction of new hog lagoons and spray fields. It is anticipated that this moratorium will be extended until such time as more effective technologies are developed to protect the environment.

     On September 29, 2000, we voluntarily entered into an agreement with the Attorney General of North Carolina. Under this agreement, we committed to implement "Environmentally Superior Technologies" for the management of swine waste at our farms within three years after an independent panel has determined that such technologies are both effective and economically feasible to construct and operate. "Environmentally Superior Technologies" are generally identified as waste treatment technologies that meet certain performance standards with respect to release of materials into the environment. In addition, under the agreement, we agreed to pay $2.5 million to a fund for the development of such technologies, for environmental enhancement activities and for the defrayal of costs incurred by the state related thereto. We have met all of our commitments to date under this agreement and continue to work closely with the state's designated representative at North Carolina State University in the development of "Environmentally Superior Technologies." See also "Legal Proceedings."

     During the due diligence process for the acquisition of our North Carolina processing plant, we noted that the plant had a high number of USDA-FSIS
Non-Compliance Reports. Since the acquisition, we have outsourced plant sanitation and pest control functions to recognized professional service companies. We have renovated the plant to address food safety issues, as well as making the plant an efficient modern facility. We believe we have established a proactive relationship with local USDA personnel to provide an opportunity to identify and improve plant facility issues which had previously been the primary source of Non-Compliance Reports. In addition, we have reviewed and revised all regulatory programs in place for those facilities. As a result, there has already been a significant reduction in Non-Compliance Reports at the plant since the acquisition.

     Based on information currently available, we believe that the cost of achieving and maintaining compliance with these health and environmental laws and regulations will not have a material adverse effect on our business or financial position. However, future events, such as changes in existing laws and regulations or enforcement policies, could give rise to additional compliance costs which could have a material adverse effect on our financial condition.

     In February 2002, the United States Senate initially passed a Farm Bill that included a provision (the "Johnson Amendment") which would have prohibited meat packers, like us, from owning or controlling livestock intended for slaughter for more than fourteen days prior to slaughter. The United States
House of Representatives passed a different version of the Farm Bill that did not contain any provision similar to the Johnson Amendment. A Conference
Committee was convened for the Farm Bill, composed of members of both the House and the Senate. This Conference Committee rejected the Johnson Amendment and approved a uniform Farm Bill without that Amendment or any similar provision.

     If the Johnson Amendment had become law, it may have had a material adverse effect on our vertically integrated business. It may have caused us to consider a restructuring of our operations. We, along with industry groups, succeeded in educating lawmakers as to the adverse effects and unintended consequences of the
Johnson Amendment, leading to its subsequent rejection by the Conference
Committee. We and others in the industry will continue efforts to educate lawmakers, but the parties advocating passage of the Johnson Amendment may attempt to introduce similar legislation in the future. If a provision like the
Johnson Amendment became law, it could have a material adverse effect on us.

     Several states have enacted "corporate farming laws" that restrict the ability of corporations to engage in farming activities. Missouri is among these states, but Texas and North Carolina currently are not. Missouri's corporate farming law in many cases bars corporations from owning agricultural land and engaging in farming activities. Our operations have been structured to comply with the Missouri corporate farming law and its existing exemptions. The
Missouri laws, however, could be subject to challenge or amendment by Missouri governmental bodies in the future. Further, even with the exemptions, the corporate farming laws restrict our ability to expand beyond the counties in which we currently operate.

     At the time of ContiGroup's acquisition of its interest in us in 1998,
ContiGroup submitted the proposed ownership structure to the Office of the
Attorney General of the State of Missouri for its review. At that time, the
Office of the Attorney General indicated that it had no objection to our current structure under the corporate farming laws. There can be no assurance, however, that this position will be maintained in the future as our operations continue and develop.

Item 2.  Properties

     (a) Hog Production.

     We have a combination of owned and leased hog production facilities which support over 210,000 sows and their respective offspring. As detailed below, there are three geographic areas where our pork production operations are located.

     The Missouri production operation has an 112,000-sow herd which produces approximately 2.1 million market hogs per year. The production facilities are located on approximately 45,000 acres and are supported by 3 owned feedmills with a combined annual capacity of 960,000 tons per year. Of these 45,000 acres, approximately 7,200 acres are owned by ContiGroup but the facilities located thereon are owned by us. See "Certain Relationships and Related Transactions."

     The Texas production operation has a 33,000-sow herd which produces approximately 600,000 market hogs per year. The production facilities are located on approximately 54,000 acres and are supported by one owned feedmill with an annual capacity of 180,000 tons per year.

     The North Carolina production operation has a 65,000-sow herd which produces approximately 1.4 million market hogs per year. Most of the production operations in North Carolina are conducted on farms that are not owned by us.
The hogs themselves, however, are owned by us. In addition, one nursing unit and one finishing unit involved in our North Carolina production operations are capital lease facilities. Our North Carolina production operations are supported by one owned feedmill with an annual capacity of 224,000 tons per year and through an arrangement with a large feedmill operator for the rest of our feed requirements.

     (b) Pork Processing.

     We own two pork processing facilities located in Missouri and North
Carolina. Combined, these two facilities have the capacity to process approximately 4.5 million market hogs per year.

     The Missouri facility has a processing capacity of 7,100 market hogs per day and is one of the most modern and technically advanced facilities of its kind. All of the market hogs processed at this plant are produced by our
Missouri and Texas pork production operations.

     We recently completed a major renovation to our North Carolina processing facility which increased its processing capacity. The facility is now capable of processing up to 10,000 hogs daily, depending on seasonality and market conditions, and we believe it is now one of the most advanced facility of its kind in the United States. The majority of the market hogs processed at the facility are provided by our North Carolina pork production operations with the remaining being sourced from outside suppliers.

Item 3.  Legal Proceedings

     We have settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and
ContiGroup Companies, Inc. ("ContiGroup"). In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its
North Missouri Farms hog production operations and ContiGroup purchased a 51.0%
ownership interest in PSF Group Holdings (the "1998 ContiGroup transaction").
The U.S. Environmental Protection Agency (the "E.P.A.") had intervened in the same action and filed a separate notice of violation against us under the Clean
Air Act. This settlement resolves all outstanding issues with the E.P.A. To the extent that ContiGroup incurs any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction. This consent decree built upon the 1999 consent decree with the State of Missouri referenced below. The recent consent decree with the E.P.A. (the "2001 Consent Decree")
requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent
Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The 2001 Consent Decree has been lodged with the court and published in the Federal Register for comments. It is anticipated that the judge will enter the 2001 Consent Decree by August 1, 2002. The new counsel for the plaintiff has submitted a petition for recovery of attorneys' fees in connection with the lawsuits against both us and ContiGroup. We believe the large majority of these fees have been previously paid and resolved. We believe the resolution of this matter will not have a material adverse effect upon our financial position or results of operations.

     In 1999, we settled a suit filed by the Attorney General of the State of
Missouri against us and ContiGroup. We assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment pursuant to which we are obligated to spend $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. We are currently ending our third year of that five year period and have spent $10.9 million to satisfy the settlement. In addition, pursuant to the consent judgment we and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

     In addition to the suits discussed above, we have received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. We have responded to these notices in an effort to resolve these matters. The State of Missouri has made a demand to settle these matters, and we are working to resolve this matter without litigation. If we do not successfully resolve these matters we may be required to obtain additional permits and expend capital resources to comply with those permits and we may also be subject to fines. We may receive similar notices in the future.

     In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of such proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Information. There is no established public trading market for the common stock of PSF Group Holdings.

     (b) Holders. As of April 30, 2002, there were approximately 150 record holders of the Class A Common Stock of PSF Group Holdings and one record holder of the Class B Common Stock of PSF Group Holdings.

     (c) Dividends. PSF Group Holdings has not declared or paid any dividends on its common stock since its issuance. Our current credit facility and the
Indenture related to our 9 1/4% Notes effectively limit our ability to declare and pay dividends to shareholders. For more detailed information on our current credit facility, the 9 1/4% Notes and the related Indenture, see "Management's
Discussion and Analysis of Financial Condition and Results of Operation -
Liquidity and Capital Resources" and Notes to our Consolidated Financial
Statements.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans. The
following table sets forth information regarding our equity compensation plans as of March 30, 2002:

                                                  A                            B                            C

                                                                                                   Number of Securities Remaining
                                         Number of Securities                                           Available for Future
                                          to be Issued Upon            Weighted Average                Issuance Under Equity
                                       Exercise of Outstanding      Exercise Price of Outstanding        Compensation Plans
           Plan Category           Options, Warrants and Rights     Options, Warrants and Rights    (Excluding Those in Column A
           -------------          -----------------------------    -------------------------------  -------------------------------

Equity compensation plans
  approved by security holders...                   0                            --                           --
Equity compensation plans
  not approved by security holders              7,428                      $  1,666.48                     7,572
                                              -------                      -----------                   -------
Total............................               7,428                      $  1,666.48                     7,572
                                              =======                      ===========                 =========

For a description of our 1999 Equity Incentive Plan, see "Executive
Compensation" below.

Item 6.  Selected Financial Data

     The following table sets forth selected historical consolidated financial information for PSF Group Holdings from inception (May 13, 1998, the date of the
ContiGroup acquisition) through the period ended March 27, 1999 and for the fiscal years ended March 25, 2000, March 31, 2001 and March 30, 2002, which was derived from our consolidated financial statements, which have been audited by
Arthur Andersen LLP, independent public accountants. The financial information presented for the year ended March 28, 1998, and the period from March 29, 1998 to May 12, 1998 are for ContiGroup's North Missouri Farms division, our predecessor company which was derived from the unaudited financial statements of that company.

     The financial information presented for the years ended March 31, 2001 and
March 30, 2002 reflect our acquisition of The Lundy Packing Company on August
25, 2000 and our acquisition of Premium Standard Farms of North Carolina, Inc.
on September 22, 2000, both of which were accounted for in accordance with the purchase method of accounting. This data should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" and the financial statements and the notes thereto.

                                                 Predecessor                                 PSF Group Holdings
                                        -----------------------------    --------------------------------------------------------
                                        Fiscal year
                                          ended       For the period    For the period             Fiscal years ended
                                       -------------- ---------------   ---------------    --------------- -----------   --------
                                         March 28,     March 29, 1998   May 13, 1998 to        March 25,      March 31,   March 30,
                                            1998      to May 12, 1998   March 27, 1999           2000           2001        2002
                                       -------------- ---------------   ---------------     --------------  -----------  ---------
                                                                           (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net Sales..........................    $     8,148     $      4,638      $    237,090    $    306,266      $   540,576    $ 674,946

Operating income (loss)............          3,784           (1,415)          (35,321)         14,514           61,333       64,770
Net income (loss)..................          1,268           (1,027)          (32,545)         (5,287)          22,014       25,365

OTHER FINANCIAL DATA:
EBITDA (1).........................    $     9,193     $       (714)     $       2,330     $   62,527       $  112,292    $ 120,825
Capital expenditures...............          1,641            2,654             22,126         23,669           43,224       96,232
Pounds of pork sales (millions) (2)              -                -             296.79         345.84           603.88       675.02
Total hogs processed (million) (2).              -                -               1.61           1.92             3.02         3.66

BALANCE SHEET DATA (AT PERIOD END):
Working capital....................     $   11,600     $       12,312      $    70,010      $  51,698       $  119,764    $ 120,097
Total assets.......................         68,413             70,211          617,455        584,498          773,440      807,639
Total long-term debt and capital
leases (including current portion).              --                --          211,384        175,997          267,216      272,782

        ----------

     (1)  EBITDA represents earnings before interest, taxes, depreciation, amortization and impairment. EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
          However, other companies in our industry may calculate EBITDA differently than we do. Therefore, EBITDA is not necessarily comparable to similarly titled measures of these companies. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See the Statements of
          Cash Flow included in our consolidated financial statements.

     (2)  Our predecessor company did not process hogs or sell fresh pork.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

     The following discussion should be read in conjunction with the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report on Form 10-K.

Overview

     As a vertically integrated provider of pork products, we operate in both pork industry segments: hog production and pork processing. In fiscal 2001, we made two strategic acquisitions to strengthen our position in the food production industry. On August 25, 2000, we acquired The Lundy Packing Company
("Lundy") and its affiliated companies, which owned a processing plant in North
Carolina capable of processing 1.8 million hogs per year and owned approximately
41,000 sows. On September 22, 2000, we acquired, from ContiGroup, Premium
Standard Farms of North Carolina ("PSFNC"), which owned approximately 24,000 sows. As a result of these acquisitions, we are the second largest owner of sows in North America, with over 210,000 sows producing approximately 4.1 million hogs per year. We are also the seventh largest pork processor in the United
States, with two plants capable of processing approximately 4.5 million hogs per year.

     As an important part of our growth strategy, we evaluate on an ongoing basis potential industry-related acquisitions and joint ventures. We have not at the present time entered into any definitive agreements contemplating such acquisitions or joint ventures. Further, there can be no assurance as to whether or when any negotiations will ultimately culminate in definitive agreements or, if any definitive agreement is reached, whether any acquisition or joint venture will ultimately be consummated. To complete any acquisition or joint venture, we may use our revolving credit facility or other financing alternatives available at the time.

     Our fiscal year is the 52 or 53-week period, which ends on the last
Saturday in March. Our financial statements include activity from the fiscal years ended March 30, 2002 (52 weeks), March 31, 2001 (53 weeks), and March 25,
2000 (52 weeks).

Net Sales

     Our net sales are generated from the sale of pork products to retailers, food service suppliers, further processors, export buyers, and to a lesser extent the sale of market hogs to other pork processors. In fiscal 2002, sales of pork products accounted for approximately 88% of our net sales, with the remaining 12% coming from sales of market hogs.

     Pork product sales are of primal cuts, such as hams, loins, bellies, butts, picnics and ribs, and to a lesser extent of other by-products. Primal products are also converted further into boneless items or, in our North Carolina operations, further processed into items such as smoked hams, cured hams, and sliced bacon. Our processing revenues are primarily driven by the operating rate of our facilities and the value that we extract from the hogs that we process.
For our fiscal years ended March 30, 2002, March 31, 2001 and March 25, 2000, we processed 3.7 million, 3.0 million and 1.9 million hogs, respectively. Our
Missouri processing plant is currently capable of processing 7,100 hogs per day and our Clinton, North Carolina processing plant is currently capable of processing up to 10,000 hogs per day, depending on seasonality and market conditions. The value that we extract from hogs processed is primarily driven by pork prices, processing yields and to a lesser extent, by product mix, as premium products and boneless and further processed products generate higher prices and operating margins.

     Wholesale pork prices fluctuate seasonally and cyclically due to changes in supply and demand for pork. We believe that our vertical integration allows us to obtain higher prices for our products than our more commodity-driven competitors. See "Market Risk."

     Historically, live hog prices have experienced cyclical and seasonal supply and demand fluctuations. Revenue from the sale of market hogs is driven by the number of hogs sold (in excess of what our processing facilities require), the average weight, and the current market price (including any quality premiums).
Our excess market hogs are sold to third party processors.

Cost of Goods Sold

     Our cost of goods sold is driven primarily by several key factors. For our pork processing operations, the main costs (excluding market hogs) are labor, packaging, utilities, and facility expenses. Given the high fixed costs required to build, maintain and operate a processing plant, unit costs are impacted somewhat by processing volumes. For fiscal 2002, the costs associated with our
North Carolina pork processing facility reflected the fact that approximately
32% of the hogs processed at that facility were purchased at market price from independent local farmers under supply contracts. For our hog production operations, the main costs are feed, labor, utilities, and facility expenses which include maintenance, depreciation and contract grower fees. The costs associated with feed generally represent 50% to 60% of the total cost to raise a market hog depending on the price of corn and soybean meal, which constantly fluctuates. Increases in the price of these commodities result in increases in our feed costs, while decreases reduce our feed costs. The relative impact of price changes in these commodities varies based on the percentage that each makes up in our feed composition. See "Market Risk." We are proactive in recognizing opportunities to improve our cost structure and have been very effective in managing our costs to become one of the lowest cost producers in the industry.

Selling, General and Administrative Expenses

     Sales and marketing expenses consist primarily of salaries for company-employed sales people as well as trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, accounting and legal expenses.

Seasonality

     Our quarterly operating results are influenced by seasonal fluctuations in the price of our primary feed components, corn and soybean meal, and by seasonal fluctuations in wholesale pork prices. The prices we pay for our feed components are generally lowest in August, September and October, which corresponds with the corn and soybean harvests. Generally, the prices for these commodities will increase over the following months leading up to the next harvest due to the increased storage costs. As a result, our costs in the production side of our business tend to increase during this period.

     Live hog and wholesale pork prices are similarly affected by seasonal factors. It generally takes approximately 11 months from conception for a hog to reach market weight, and because sows are generally less productive in summer months as a result of seasonal conditions, there are generally fewer hogs available in the months of April, May and June. This decrease in supply of live hogs generally causes live hog and wholesale pork prices to be higher on average during these months, and our revenues tend to increase accordingly. Conversely, there are generally more hogs available in the months of October, November and
December, which generally causes live hog and wholesale pork prices to be lower on average during these months and adversely affects our revenues.

Results of Operations

     The following table presents selected historical financial information for our production and processing segments for the fiscal years ended March 30,
2002, March 31, 2001 and March 25, 2000. Results of operations for the fiscal year ended March 31, 2001 include information for The Lundy Packing Company
("Lundy") from August 25, 2000 and information for Premium Standard Farms of
North Carolina, Inc. ("PSFNC") from September 22, 2000, the respective dates of acquisition. Net sales, gross profit and operating income by segment are also presented as a percentage of their respective totals. The columns under year-to-year change show the dollar and percentage change from the respective years ended. Intersegment sales are based on market prices.

                                                         Fiscal Year Ended                                      Year to Year Change
                             ---------------------------------------------------------------------    -----------------------------
                             March 30,                March 31,               March 25,                 2002 to            2001 to
                               2002%           2001%            2000%           2001%       2000%
                              -------        -         --------     -         --------      -           ------      -     --------      -
                                                                     (in millions except percentages)
Net Sales
   Production                  $ 440.8      65.3%      $ 359.1      66.4%      $ 220.9      72.1%       $ 81.7    22.8%    $ 138.2      62.6%
   Processing                    599.6      88.8%        475.7      88.0%                   87.1%        123.9    26.0%      209.0      78.4%
                                                                                 266.7
   Intersegment                 (365.4)    (54.1)%      (294.2)    (54.4)%      (181.3)    (59.2)%       (71.2)   24.2%     (112.9)     62.3%
                              --------    -------     --------    -------     -------      ------      -------    -----   --------      -----
     Total Net Sales           $ 675.0     100.0%      $ 540.6     100.0%      $ 306.3     100.0%       $134.4    24.9%    $ 234.3      76.5%
                              ========     ======     ========     ======     ========     ======      =======    =====   ========      =======

Gross Profit
   Production                   $ 59.8      69.7%      $  62.4      73.9%      $  11.1      27.5%       $ (2.6)   (4.2%)    $ 51.3     462.2%
   Processing                     26.0      30.3%         22.0      26.1%         29.2       2.5%          4.0    18.2%        7.2     (24.7)%
                               --------    -------     --------    -------     -------     ------       -------    -----    --------   -------
     Total Gross Profit         $ 85.8     100.0%      $  84.4     100.0%      $  40.3     100.0%       $  1.4     1.7%     $ 44.1     109.4%
                               ========    ======     ========     ======     ========     ======       =======    =====    ========   ========
Operating Income
   Production                   $ 59.5      91.8%      $  62.7     102.3%       $  6.1      42.1%       $ (3.2)   (5.1)%    $ 56.6     927.9%
   Processing                     23.0      35.5%         16.2      26.4%         26.6     183.4%          6.8    42.0%      (10.4)    (39.1)%
   Corporate                     (17.7)    (27.3)%       (17.6)    (28.7)%       (18.2)   (125.5)%        (0.1)    0.6%        0.6      (3.3)%
                               --------    -------     --------    -------     -------     -------       -------   -----    --------   -------
    Total Operating Income      $ 64.8     100.0%      $  61.3     100.0%      $  14.5     100.0%        $  3.5     5.7%     $ 46.8     322.8%
                               ========    ======     ========     ======     ========     ======       =======    =====   ========    =======

Fiscal year Ended March 30, 2002 Compared to the Fiscal Year Ended March 31, 2001

Consolidated

Net Sales. Net sales increased by $134.4 million, or 24.9%, to $675.0 million in fiscal year 2002 from $540.6 million in fiscal year 2001. The full year of operations with Lundy and PSFNC accounted for $141.2 million of the increase in net sales with increased volume accounting for another $10.4 million of the increase offset by decreased prices of $17.2 million. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $1.4 million, or 1.7%, to $85.8 million in fiscal year 2002 from $84.4 million in fiscal year 2001. As a percentage of net sales, gross profit decreased to 12.7% from 15.6%. This decrease was due to the decrease in sales prices mentioned above coupled with a 2.7% increase in costs to produce our products. When excluding the additional gross profit added by Lundy and PSFNC for the period in fiscal year 2002 that they were not included during fiscal year 2001, gross profit would have decreased by $15.8 million in fiscal year 2002 compared to fiscal year 2001. This decrease was a combination of the decrease in net sales mentioned above, coupled with an increase in costs of $11.7 million due to $8.7 million of increased volume and
$3.0 million of increased costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 3.2% in fiscal year 2002 from 3.6% in fiscal year 2001. This decrease was the result of an increase in net sales with the full year of Lundy and PSFNC and integration savings realized with the addition of Lundy and PSFNC. In dollar terms, selling, general and administrative expenses increased by $2.1 million, or 11.0%, to
$21.5 million in fiscal year 2002 from $19.4 million in fiscal year 2001.

Operating Income. Operating income increased by $3.5 million, or 5.7%, to $64.8 million in fiscal year 2002 from $61.3 million in fiscal year 2001. The increase is attributable to the factors mentioned above coupled with a decrease in amortization expense associated with the early adoption of SFAS 142, which discontinued our amortization of goodwill effective April 1, 2001.

Interest Expense, net. Interest expense, net, decreased by $3.5 million, or
14.8%, to $20.4 million in fiscal year 2002 from $23.9 million in fiscal year
2001. The decrease was caused primarily by a decrease in interest rates on our variable rate debt.

Income Tax Expense. Our effective tax rate was 39.9% in the fiscal year 2002 compared to an effective rate of 41.1% in fiscal year 2001. The difference was primarily attributable to the utilization of state income tax credits.

Segment Analysis

Hog Production. Net sales increased by $81.7 million, or 22.8%, to $440.8 million in fiscal year 2002 from $359.1 million in fiscal year 2001. The full year inclusion of PSFNC accounted for $79.7 million of the increase in net sales, with the remaining increase accounted for by a 5.2% increase in volume offset by an average 4.4% decrease in net market hog sales prices. The increase in volume was attributable to increased productivity, better growing conditions and additional contract production. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated
Statements of Operations.

     Gross profit decreased by $2.6 million, or 4.2%, to $59.8 million in fiscal year 2002 from $62.4 million in fiscal year 2001. Excluding the additional gross profit added by PSFNC for the period in fiscal year 2002 that was not included during fiscal year 2001, gross profit would have decreased by $19.8 million in fiscal year 2002 compared to fiscal year 2001. The decrease was a combination of the decrease in net market hog sales prices mentioned above, coupled with an increase in costs of $21.8 million, $15.0 million of which related to increased volume and $6.8 million of which related to increased costs. Overall, hog production costs were 3.0% higher on a per hundred weight basis in fiscal year
2002 compared to fiscal year 2001, with the majority of the increase caused by higher feed costs.

     Operating income decreased by $3.2 million, or 5.1%, to $59.5 million fiscal year 2002 from $62.7 million in fiscal year 2001. The decrease is attributed to the factors mentioned above.

Pork Processing. Net sales increased $123.9 million, or 26.0%, to $599.6 million in fiscal year 2002 from $475.7 million in fiscal year 2001. The acquisition of
Lundy accounted for $132.1 million of the increase in net sales. Net sales also increased as a result of a 2.6% increase in pork product sales prices compared to the same period last year offset by a decrease in processing volume and one less week in fiscal year 2002.

     Gross profit increased by $4.0 million, or 18.2%, to $26.0 million in fiscal year 2002 from $22.0 million in fiscal year 2001. When excluding the additional gross profit added by Lundy for the period in fiscal year 2002 that was not included during fiscal year 2001, gross profit would have increased by
$3.0 million in fiscal year 2002 compared to fiscal year 2001. The increase resulted from higher margins on pork products due to higher pork product sales prices, partially offset by higher plant operating costs due to expansion start-up costs.

     Operating income increased by $6.8 million, or 42.0%, to $23.0 million in fiscal year 2002 from $16.2 million in fiscal year 2001. The increase was attributed to the factors mentioned above, as well as to a $2.0 million dollar nonrecurring charge in fiscal year 2001 for certain benefit plan expenses and a full year of earnings from an unconsolidated partnership at Lundy in fiscal
2002.

Fiscal Year Ended March 31, 2001 Compared to the Fiscal Year Ended March 25, 2000

Consolidated

Net Sales. Net sales increased by $234.3 million, or 76.5%, to $540.6 million in fiscal year 2001 from $306.3 million in fiscal year 2000. Lundy and PSFNC accounted for $184.8 million of the increase in net sales, with the remaining
$49.5 million the result of an increase in pork product sales attributed to improved pork product prices and a slightly higher volume produced.

Gross Profit. Gross profit increased by $44.1 million, or 109.4%, to $84.4 million in fiscal year 2001 from $40.3 million in fiscal year 2000 and increased to 15.6% of net sales in 2001 from 13.2% in 2000. This improvement was the result of improving pork product prices, as mentioned above, offset partially by an increase in volume produced, higher costs of feed in our hog production segment and higher costs of outside purchases of market hogs in our pork processing segment, as well as additional volume due to Lundy and PSFNC.

Selling, General and Administrative Expenses. Selling, general and administrative expenses improved as a percentage of net sales to 3.6% in fiscal year 2001 from 6.1% in fiscal year 2000 due primarily to economies of scale. In dollar terms, selling, general and administrative expenses increased by $0.6 million, or 3.2%, to $19.4 million in fiscal year 2001 from $18.8 million in fiscal year 2000 due primarily to the acquisitions in fiscal year 2001.

Operating Income. Operating income increased by $46.8 million, or 322.8%, to
$61.3 million in fiscal year 2001 from $14.5 million in fiscal year 2000. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $2.4 million, or
11.4%, to $23.9 million in fiscal year 2001 from $21.5 million in fiscal year
2000. The increase was primarily caused by the increase in borrowings to finance the acquisitions of Lundy and PSFNC.

Income Tax Expense. Our effective tax rate was 41.1% in fiscal year 2001 compared to 24.3% in fiscal year 2000. The increase in effective rate was the result of the relative impact of permanent differences between book and tax income.

Segment Analysis

Hog Production. Net sales increased by $138.2 million, or 62.6%, to $359.1 million in fiscal year 2001 from $220.9 million in fiscal year 2000. PSFNC accounted for $83.9 million of the increase in net sales, with the remaining
$54.3 million the result of an average increase of 22.6% in market hog prices.
Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations.

     Gross profit increased by $51.3 million, or 462.2%, to $62.4 million in the fiscal year 2001 from $11.1 million in fiscal year 2000. The increase was primarily related to the increase in market hog prices, which was slightly offset by increases in feed costs in fiscal year 2001 compared to fiscal year
2000.

     Operating income increased by $56.6 million, or 927.9%, to $62.7 million in fiscal year 2001 from $6.1 million in fiscal year 2000. In fiscal year 2000 there was a $5.0 million nonrecurring asset impairment charge with the remaining increase attributed to factors mentioned above.

Pork Processing. Net sales increased by $209.0 million, or 78.4%, to $475.7 million in fiscal year 2001 from $266.7 million in fiscal year 2000. Lundy accounted for $169.0 million of the increase in net sales, with the remaining
$40.0 million the result of increased pork product sales attributable to an increase in prices and a slight increase in volume processed.

     Gross profit decreased by $7.2 million, or 24.7%, to $22.0 million in fiscal year 2001 from $29.2 million in fiscal year 2000. The decrease was the result of lower margins on pork products due to higher market hog costs partially offset by the incremental gross profit generated from Lundy.

     Operating income decreased by $10.4 million, or 39.1%, to $16.2 million in fiscal year 2001 from $26.6 million in fiscal year 2000. The decrease was attributed to the factors mentioned above, as well as to an increase in selling, general and administrative expenses of $1.3 million as a result of the acquisition of Lundy, and a nonrecurring charge in fiscal year 2001 of $2.0 million for certain benefit plan expenses.

Liquidity and Capital Resources

     Our primary source of financing has been cash flow from operations and bank borrowings. Our ongoing operations will require the availability of funds to service debt, fund working capital and make capital expenditures on our facilities. We expect to finance these activities through cash flow from operations and from amounts available under our revolving credit facility.

     Net cash flow provided by operating activities was $80.5 million, $64.4 million and $55.6 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 was attributed to an increase in net income over fiscal year 2001, increased collections on accounts receivable, and a reduction of cash requirements on margin calls on our risk management program compared to fiscal year 2001. These increases were offset by working capital requirements for inventories, a reduction of accounts payable, and a reduction in noncash charges.

     Net cash flow used in investing activities was $81.3 million, $146.0 million and $15.2 million in fiscal years 2002, 2001 and 2000, respectively. In fiscal year 2002, net cash used in investing activities consisted of $96.2 million for capital expenditures, which was spent as follows:

     o    Approximately $34 million was spent in connection with the implementation of improvements to our Clinton, North Carolina pork processing facility;

     o    Approximately $24 million was spent in connection with our expansion of our Texas hog production facilities; and

     o    The remainder was spent for continuing improvements of our facilities, purchases of breedstock, and investments to develop and implement new technologies for improved waste handling.

     In fiscal year 2002, the Company received proceeds from disposal of fixed assets of $14.9 million. In fiscal year 2001, net cash used in investing activities consisted of $114.4 million for our acquisition of Lundy and PSFNC, as well as capital expenditures of $43.2 million for property, plant and equipment and breeding stock. The Company received proceeds from disposal of fixed assets of $11.7 million. During both fiscal year 2002 and fiscal year
2001, disposal of fixed assets consisted primarily of culled breeding stock.

     Net cash flow (used in) provided by financing activities was ($0.6)
million, $88.5 million and ($42.8) million in fiscal years 2002, 2001 and 2000, respectively. In the first quarter of fiscal year 2002, Premium Standard

Farms issued $175 million of 9 1/4% senior unsecured notes due 2011("9 1/4%
Notes"), which were used to retire $137.9 million of 11% senior secured payment-in-kind notes ("PIK Notes") on July 7, 2001. An associated 1% prepayment penalty on these PIK Notes, which was also paid on July 7, 2001, resulted in an extraordinary charge of $1.3 million, net of taxes. With the remaining proceeds, we also prepaid $25 million of bank term debt, made a $6.3 million quarterly payment on bank term debt and paid down $4.0 million on our revolving credit facility. The 9 1/4% Notes contain customary covenants and are redeemable by
Premium Standard Farms under certain circumstances.

     Working capital is provided under a Credit Agreement that provides for up to $100 million of revolving credit (with the actual credit limit determined monthly by reference to a borrowing base formula) and a term loan facility with
$68.8 million outstanding at March 30, 2002. Obligations under the Credit
Agreement are secured by first priority perfected liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us based on our agent bank's prime rate, the Federal Funds Rate plus one half of one percent or LIBOR plus, in each case, an applicable margin ranging from zero to 2.625% depending on the type of fluctuating rate we are using (5.0% at March
30, 2002). All borrowings under the revolving credit facility mature on August
21, 2003, and all borrowings under the term credit facility mature on August 21,
2004.

     Total indebtedness at March 30, 2002 was $272.8 million, as compared to
$267.2 million at March 31, 2001. The increase is a result of the factors mentioned above. At March 30, 2002, we had $23.3 million outstanding under our revolving credit facility, $8.5 million in letters of credit and $68.2 million available for borrowing under our revolving credit facility.

     In fiscal 2003, we expect to spend approximately $36 million on net capital expenditures, of which we expect to spend:

     o    Approximately $12 million in upgrades and improvements in our processing operations;

     o    Approximately $15 million in upgrades and improvements in our production operations; and

     o    Approximately $9 million in net breedstock purchases.

     Under our consent decree with the Attorney General of the State of Missouri we are required to spend $14.1 million on additional investments in research and development over the next two years.

     We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 9 1/4% Notes, or to fund our other liquidity needs. If we consummate any acquisitions, we may need to raise additional capital. In addition, it is our long-term intent to add a processing plant to our Texas operations when justified by market conditions, customer relationships and other circumstances. If we consummate any material acquisitions or expand our Texas operations in this manner, we will need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

     The following table represents a summary of our contractual cash obligations as of March 30, 2002.

                                                                  Payments due by period
         Contractual Cash Obligations            Total       Current     1-3 years    4-5 years    Thereafter
         ----------------------------            -----       -------     ---------    ---------    ----------
                                                                      (in thousands)

         Long Term Debt                           $267,917      $25,898      $67,019       $    -     $175,000
         Capital Lease Obligations                   4,865          731        1,606        1,984          544
         Operating Leases                           20,598        5,379        7,496        3,162        4,560
         Unconditional Purchase
           Obligations                               6,856        6,856            -            -            -
         Other Long Term Obligations                 2,000        1,000        1,000            -            -
                                                 ---------     --------      -------       -------    --------
         Total Contractual Cash
           Obligations                            $302,235      $39,864      $77,121      $ 5,146    $ 180,104
                                                  =========     ========     ========     ========   =========

     Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provides the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 11 percent of our hog production segment's cost of goods sold for fiscal year 2002. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

Critical Accounting Policies

     In preparing the consolidated financial statements in accordance with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results may differ from those estimates due to the complexity and subjectivity of those estimates. Management has identified the accounting policies it believes to be the most important as inventory valuation of livestock, contingent liabilities, and accounting for derivative instruments.

     Inventory valuation of livestock is calculated based on a standard cost model for each geographic hog production region. This model is based on the current year's budgeted costs and inventory projections at each age and phase of the production cycle, adjusted to actual costs and reduced to the lower of actual cost or market when required. Management believes this method for valuing livestock most accurately represents actual inventory costs.

     Contingent liabilities, such as self-insured workers' compensation and health insurance, bonuses, and legal obligations are estimated based on information received from third parties and management estimates. These obligations are provided for when the loss is probable and the amount is reasonably estimable. Actual settlement costs may vary from estimates we made.
Management believes that any difference in the actual results from the estimates will not have a material adverse effect upon our financial position or results of operations.

     Derivative instruments are accounted for in accordance with Financial
Standards Board Statement No. 133 (SFAS 133), "Accounting for Derivative
Instruments and Hedging Activities." Because of the complexity involved in qualifying for hedge treatment for our commodity contracts, we mark these exchange-traded contracts to market with the resulting gain or loss recorded in sales for lean hog contracts or cost of sales for all other commodity contracts.
This may result in large fluctuations in our earnings depending on the volume of commodity contracts and their corresponding volatility.

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and

projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the fiscal year ended March 30, 2002, we recognized losses under SFAS 133 of $8.3 million in net sales for losses related to lean hog futures and losses of $5.3 million in costs of goods sold relating to the hedging of feed components. As of March 30, 2002, we had deposits with brokers for outstanding futures contracts of $0.6 million, included in prepaid expenses and other current assets. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of March 30, 2002, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $1.9 million.

     We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus its spread (currently 1.875% at
March 30, 2002). The swap has an identical maturity schedule as the term debt and is accounted for as a cash flow hedge under SFAS 133. During fiscal 2002, we recognized a $0.3 million gain, net of tax, into Other Comprehensive Income for the market value of the swap.

     The 9 1/4% Notes had a fair value of approximately $178.9 million as of
March 30, 2002 based on inter-dealer prices, as compared to the book value of
$175.0 million as of March 30, 2002.

Forward-Looking Statements

     This report on Form 10-K contains "forward-looking statements" within the meaning of Section 17A of the Securities Act of 1933, and Section 21E of the
Securities Exchange Act of 1934. When used in this report, the words
"anticipates," "believes," "expects," "intends," "may," "will" and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

     o    economic conditions generally and in our principal markets;

     o    competitive practices in the pork production and processing industries;

     o    the impact of consolidation in the pork production and processing industries;

     o    the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tarriffs;

     o    food safety;

     o    the availability of additional capital to fund future commitments and expansion and the cost and terms of financing;

     o    outbreaks of disease in our herds;

     o    feed ingredient costs;

     o    fluctuations in live hog prices and the price of pork products;

     o    customer demands and preferences; and

     o    the occurrence of natural disasters and other occurrences beyond our control.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Please review our Registration
Statement on Form S-4 for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information published by us.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to the section entitled "Market Risk" in Item 7 to this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

     Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report. Our financial statement schedule is filed under
"Exhibits, Financial Statements Schedules and Reports on Form 8-K."

     Selected quarterly financial data required under this Item is included in
Note 15 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

     The following table sets forth certain information concerning the directors and executive officers of PSF Group Holdings and Premium Standard Farms:

             Name                          Age                                Position(s)
-----------------------------         -----------  ------------------------------------------------------------
John M. Meyer....................         40       Chief Executive Officer and Director of PSF Group Holdings
                                                   and Premium Standard Farms
Robert W. Manly..................         49       President of PSF Group Holdings and Premium Standard Farms
Stephen A. Lightstone............         56       Executive Vice President, Chief Financial Officer and
                                                   Treasurer of PSF Group Holdings and Premium Standard Farms
J. Michael Townsley..............         42       Senior Vice President, Sales and Marketing of Premium
                                                   Standard Farms
Jere Null........................         37       Vice President, Processing Operations of Premium Standard Farms
David H. James...................         47       Vice President, Production Operations of Premium
                                                   Standard Farms
Gerard J. Schulte................         52       General Counsel and Secretary of PSF Group Holdings and
                                                   Premium Standard Farms
Dennis D. Rippe..................         48       Vice President, Controller and Assistant Secretary of
                                                   PSF Group Holdings and Premium Standard Farms,
Michael J. Zimmerman.............         51       Chairman of the Board and Director of and PSF Group
                                                   Holdings and Premium Standard Farms
Ronald E. Justice................         56       Director of PSF Group Holdings and Premium Standard Farms
Dean Mefford.....................         61       Director of PSF Group Holdings and Premium Standard Farms
Maurice L. McGill................         65       Director of PSF Group Holdings and Premium Standard Farms
Michael A. Petrick...............         40       Director of PSF Group Holdings and Premium Standard Farms
Paul J. Fribourg.................         48       Director of PSF Group Holdings and Premium Standard Farms
Vart K. Adjemian.................         59       Director of PSF Group Holdings and Premium Standard Farms
John Rakestraw...................         41       Director of Premium Standard Farms
Annabelle Lundy Fetterman........         81       Director of Premium Standard Farms

     John M. Meyer has been a Director and the Chief Executive Officer of PSF
Group Holdings and Premium Standard Farms since May 1998. Prior to May 1998, he spent 15 years with ContiGroup Companies, most recently as Vice President and
General Manager of ContiGroup's pork division. While with ContiGroup, Mr. Meyer served in the sales, credit and financial services functions.

     Robert W. Manly has been President of Premium Standard Farms since October
1996. He has been President of PSF Group Holdings since May 1998. From April
1986 to October 1996, Mr. Manly served as Executive Vice President of Smithfield
Foods, Inc. He also served as President and Chief Operating Officer of the
Smithfield Packing Company subsidiary from June 1994 to June 1995. Mr. Manly held the position of Assistant to the President of IBP, Inc. from January 1981 to April 1986.

     Stephen A. Lightstone has been Executive Vice President, Chief Financial
Officer and Treasurer of PSF Group Holdings and Premium Standard Farms since
August 1998. From 1983 to 1998, Mr. Lightstone was with Payless Cashways, Inc., a building materials retailer, most recently serving as Senior Vice President,
Chief Financial Officer and Treasurer. Mr. Lightstone was an officer of Payless
Cashways, Inc. when it filed for Chapter 11 bankruptcy in 1997. From 1978 to
1983, Mr. Lightstone was Vice President-- Finance and Treasurer with Butler
Manufacturing Company, a manufacturer of engineered buildings and construction materials.

     J. Michael Townsley has been Senior Vice President, Sales and Marketing of
Premium Standard Farms since April 1997. From 1994 to 1997, Mr. Townsley served as Vice President Sales and Marketing, Fresh Meat with Smithfield Packing
Company, Inc. Prior to that time, Mr. Townsley spent 11 years with IBP, Inc. in various sales positions and concluded his career with IBP as Director of
Merchandising, Pork Division.

     Jere Null has been Vice President, Processing Operations of Premium
Standard Farms since September 2000. For the eleven years prior to September
2000, Mr. Null was with Smithfield Foods, Inc., last serving in the position of
Senior Vice President of Smithfield Packing Company from June 1999 to August
2000. From June 1995 to May 1999, Mr. Null was Vice President and General
Manager of Smithfield Packing Company's Tar Heel Division.

     David H. James is Vice President, Production Operations of Premium Standard
Farms, having served in this capacity for Missouri since April 1999, adding
North Carolina in August 2000, and adding Texas in March 2001. He is responsible for all of Premium Standard Farms' hog production. From June 1992 to July 1998,
Mr. James served as Regional Manager for the 25,000-sow North Carolina operation for ContiGroup Companies at which time he joined our Missouri hog production operations team.

     Gerard J. Schulte has been General Counsel and Secretary of PSF Group
Holdings and Premium Standard Farms since July 1998. Mr. Schulte has been Vice
President and Assistant General Counsel of ContiGroup Companies since February
2001 and previously served as Vice President and General Counsel of
ContiIndustries, an operating group of ContiGroup Companies, since 1990.

     Dennis D. Rippe has been Vice President, Controller and Assistant Secretary of Premium Standard Farms since January 1999. Prior to that date, Mr. Rippe had been Vice President Finance and Administration-Operations (Missouri) of Premium
Standard Farms since February 1997.

     Michael J. Zimmerman has been Chairman of the Board of Directors of PSF
Group Holdings and Premium Standard Farms since May 1998. Mr. Zimmerman has been
Executive Vice President and Chief Financial Officer of ContiGroup Companies
since 1999. From 1996 to 1999, he served as Senior Vice President -- Investments and Strategy of ContiGroup Companies and President of its ContiInvestments
subsidiary. Prior to joining ContiGroup in 1996, he was a Managing Director of
Salomon Brothers.

     Ronald E. Justice has been a Director of Premium Standard Farms since
September 1996. He has been a Director of PSF Group Holdings since May 1998. Mr.
Justice has been an Adjunct Professor in Business Studies at Brookhaven College
since April 2001. He served as Executive Vice President of Operations of
Consolidated Container Company from September 1998 to April 2000. Mr. Justice was the Senior Vice President of Operations of Scotts Co. from July 1995 to
September 1998 and from August 1992 to July 1995, Mr. Justice was the Corporate
Vice President of Operations at Continental Baking.

     Dean Mefford has been a Director of Premium Standard Farms since September
1996. He has been a Director of PSF Group Holdings since May 1998. From January
1999 to February 2001, he served as Chairman of the Board of Doubletime
Corporation and from October 1999 to May 2000 he served as the Interim President of Ocean Spray Corp. Mr. Mefford served as President and Chief Executive Officer of Viskase Corporation, a manufacturer of flexible packaging and meat casings, from 1994 to 1998, and as Corporate Vice President, President, and Chief
Operating Officer of Ralston Purina International from 1988 to 1993.

     Maurice L. McGill has been a Director of Premium Standard Farms since
September 1996. He has been a Director of PSF Group Holdings since May 1998. Mr.
McGill has served as the President of Wirmac Corp. since 1986 and as a general partner of McGill Partners since 1989. Mr. McGill has also served as a director of Bluebonnet Savings Bank since 1990 and Sitek, Inc., now Prodeo Technologies,
Inc., since 1998.

     Michael A. Petrick has been a Director of PSF Group Holdings and Premium
Standard Farms since May 1998. He is a Managing Director of Morgan Stanley & Co.
Incorporated, and has been with Morgan Stanley since 1989. Mr. Petrick also serves as a Director of CHI Energy, Inc., Marvel Enterprises, Inc., TVN
Entertainment Corporation and EarthWatch Incorporated.

     Paul J. Fribourg has been a Director of PSF Group Holdings and Premium
Standard Farms since May 1998. He has served as Chairman, President and Chief
Executive Officer of ContiGroup Companies since 1999. From 1997 to 1999, he served as Chairman, President and Chief Executive Officer of Continental Grain
and, from 1996 to 1997, he served as Chief Operating Officer of Continental
Grain.

     Vart K. Adjemian has been a Director of PSF Group Holdings and Premium
Standard Farms since September 1999. Mr. Adjemian has been Executive Vice
President and Chief Operating Officer of ContiGroup Companies since February
2001. From 1999 to February 2001 he served as Executive Vice President of
ContiGroup and as Chief Executive Officer of the ContiIndustries, an operating group of ContiGroup Companies. From 1998 to 1999, he was Senior Vice President
of ContiGroup Companies, and from 1996 to 1998, he was President of the
Commodity Marketing Group of ContiGroup Companies.

     John Rakestraw has been a Director of Premium Standard Farms since February
2001. He had previously served as director of PSF Group Holdings and Premium
Standard Farms between May 1998 and October 1999. Mr. Rakestraw has been
President and Chief Executive Officer of ContiBeef, LLC since 2000 and served as
Vice President and General Manager of the Cattle Feeding Division of ContiGroup
Companies from 1995 to 2000.

     Annabelle Lundy Fetterman has been a Director of Premium Standard Farms since August 2000. From 1985 to August 2000, she served as Chairman of the Board and Chief Executive Officer of The Lundy Packing Company and was employed by that company from its inception in 1950.

Committees of the Board of Directors

     The Board of Directors of PSF Group Holdings has not established any committees. The Board of Directors of Premium Standard Farms has established two committees: a Compensation Committee and an Audit Committee. Each such committee has two or more members, who serve at the pleasure of the Board of Directors.

     The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to compensation of executive officers, other compensation matters and awards under the Equity
Incentive Plan. Currently, Messrs. Zimmerman, Fribourg and Mefford serve on the
Compensation Committee.

     The Audit Committee is responsible for reviewing our financial statements, audit reports, internal financial controls and the services performed by Premium
Standard Farms' independent public accountants, and for making recommendations with respect to those matters to the Board of Directors. Currently, Messrs.
Adjemian and McGill serve on the Audit Committee.

Terms of Directors and Officers

     Directors of Premium Standard Farms are elected annually by PSF Group
Holdings, as sole stockholder, to hold office for one-year terms and until their successors are duly elected and qualified.

     Our officers are appointed by our respective Boards of Directors and serve at the pleasure of such Boards.

     Directors of PSF Group Holdings are nominated and placed for election at the annual meeting of stockholders to hold office for a one-year term and until their successors are duly elected and qualified. There are two classes of
Directors. Four Class A Directors are elected by holders of Class A Common Stock voting as a separate class. Messrs. Justice, McGill, Mefford and Petrick are the current Class A Directors. Five Class B Directors are elected by holders of
Class B Common Stock voting as a separate class. Messrs. Fribourg, Meyer,
Adjemian and Zimmerman are the current Class B Directors, with one vacancy currently unfilled among the Class B Directors.

     Officers of PSF Group Holdings are appointed by, and serve at the pleasure of, the Board of Directors of PSF Group Holdings.

Item 11.  Executive Compensation

Compensation of Directors

     Premium Standard Farms has agreed to pay each person who is a member of its
Board of Directors $1,000 per meeting, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with the performance of duties as a Director. In addition, each director who is not affiliated with ContiGroup
Companies or Morgan Stanley receives $20,000 per year in exchange for his or her services. Members of the Audit and Compensation Committees of Premium Standard
Farms receive an additional $1,000 per meeting.

     Directors of PSF Group Holdings receive no separate compensation for service on that company's Boards of Directors.

     PSF Group Holdings has adopted an Equity Incentive Plan that permits options, stock appreciation rights, restricted stock, performance units and performance shares to be granted to the employees, non-employee directors and consultants of PSF Group Holdings and its affiliates (including Premium Standard
Farms). As of the date of this report, there have been no grants to non-employee directors of Premium Standard Farms or its affiliates under the Equity Incentive
Plan.

Executive Compensation

     The following summary compensation table summarizes compensation information with respect to our Chief Executive Officer and our four other most highly compensated executive officers for our two most recent fiscal years.

                                               Summary Compensation Table

                                                                        Long-Term Compensation
                                                     Annual              Number of
                                                  Compensation          Securities      Long-Term
                                   Fiscal                               Underlying      Incentive        All Other
 Name and Principal Position        Year      Salary($)    Bonus($)     Options(1)     Payouts($)    Compensation($)(2)
-------------------------------    ------   ------------------------   -----------   --------------  ------------------

John M. Meyer..................     2002     $  308,846    $ 314,000           -     $          -      $   6,903
 Chief Executive Officer            2001        283,269      340,600    2,142.86          471,260          7,565

Robert W. Manly................     2002        293,846      265,170           -                -          6,954
 President                          2001        265,385      311,000    1,714.29          428,130          7,517

Stephen A. Lightstone..........     2002        256,923      212,139           -                -          7,154
  Executive Vice President,         2001        245,769      259,000    1,571.43          373,090          7,464
  Chief Financial Officer and
  Treasurer

Jere Null......................     2002        204,231       74,995           -                -        106,540
  Vice President, Processing        2001        112,709       56,000      571.43                -        205,877
  Operations

David H. James.................     2002        195,000       81,423           -                -          6,974
  Vice President,                   2001        165,289      130,020      571.43          209,820          7,246
  Production Operations

----------

(1) Options to acquire shares of Class B Common Stock of PSF Group Holdings.

(2) Consists of employer contributions to the 401(k) plan and premiums for group-term life and accidental death and dismemberment insurance. In the case of Mr. Null only, the amounts listed also include $100,000 in fiscal year 2002 and $200,000 in fiscal year 2001 related to non-recurring payments which were payable over two years in recognition of benefits forfeited from a former employer.

     No options or stock appreciation rights were granted to, or exercised by, the named executive officers during fiscal year 2002. The following table sets forth information regarding exercisable and unexercisable options held as of
March 30, 2002, by each of the named executive officers:

                   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                              Number of Securities
                                                             Underlying Unexercised
                                                          Options at March 30, 2002(1)
                                 Name                    Exercisable     Unexercisable
                         --------------------          --------------  ---------------
                         John M. Meyer.............      2,142.86           --
                         Robert W. Manly...........      1,714.29           --
                         Stephen A. Lightstone.....      1,571.43           --
                         Jere Null.................        377.14          194.29
                         David H. James............        522.86           48.57
----------

(1)  All options are options to acquire shares of Class B Common Stock of PSF
     Group Holdings.

     PSF Group Holdings adopted its 1999 Equity Incentive Plan in April 2000.
The plan was established to attract, motivate and retain employees of that company and its affiliates, including Premium Standard Farms, and to further the growth and financial success of that company and its affiliates by aligning the interests of participants with the interests of the company's stockholders.

     The plan is administered by a committee of non-employee directors appointed by the Board. The plan provides for awards in the form of stock options, stock appreciation rights, restricted stock, performance units and performance shares, as determined by the committee. All employees and non-employee directors, as well as certain non-employee advisors and consultants, are eligible to receive awards under the plan. A total of 15,000 shares of PSF Group Holdings Class A or
Class B Common Stock may be issued pursuant to the plan. Awards vest upon a change in control of PSF Group Holdings, as defined in the plan.

     Options granted under the 1999 Equity Incentive Plan may be either incentive stock options or nonqualified stock options, as determined by the committee. No participant can be granted options with respect to more than 3,000 shares in any fiscal year. The terms of any option will be determined by the committee, but no stock option may be exercised later than 10 years after the date of grant. The award agreement may provide that PSF Group Holdings has the right to repurchase the stock if the grantee terminates employment.

     The committee may also grant stock appreciation rights, restricted stock, performance units, or performance shares to eligible individuals, from time to time, in amounts as it may determine. Each stock appreciation right or performance share relates to one share of PSF Group Holdings Class A or Class B
Common Stock. No participant can be granted stock appreciation rights covering more than 3,000 shares in any fiscal year, and no participant can be awarded more than 3,000 performance shares or restricted shares, or performance units with an initial value of more than $500,000 in any fiscal year. The value of a performance unit will be at the discretion of the committee.

Long-Term Incentive Plan

     For the four year period commencing April 1, 2001, we have established a long-term incentive plan. Those generally eligible for the plan are senior managers with responsibility for leadership and accountability for long-term growth and earnings as determined by the Compensation Committee. The plan established both a formula-based incentive pool and a discretionary awards pool.
Incentive pool awards were determined at the plan's inception, and discretionary pool awards will be determined at the end of the performance period. Awards will be made in cash. Participants will have the option to defer awards into the
Deferred Compensation Plan discussed below. The plan will be administered by the
Compensation Committee.

     The following table sets forth information regarding long term incentive plan awards made during the last fiscal year to each of the named executive officers:

                                      Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                       Performance or            Estimated Future Payouts Under Non-Stock
                                                           Other                             Price-Based Plans
                               Number of Shares,        Period Until
                                    Units or           Maturation or          Threshold               Target            Maximum
           Name               Other Rights (#)(1)        Payout(2)             ($ or #)              ($ or #)         ($ or #)(3)
                              -------------------        ---------             --------              --------         -----------
John M. Meyer..................   14.0% of pool      March 31, 2005           $  294,000            $  980,000            N/A
Robert W. Manly................   12.0% of pool      March 31, 2005              252,000               840,000            N/A
Stephen A. Lightstone..........    9.8% of pool      March 31, 2005              205,800               686,000            N/A
Jere Null......................    5.4% of pool      March 31, 2005              113,400               378,000            N/A
David H. James.................    6.5% of pool      March 31, 2005              136,500               455,000            N/A

(1)  The amount of the pool is determined by our Return On Net Assets ("RONA").
     At the minimum threshold RONA, the pool for those eligible is $2,100,000.
     At the target RONA, the pool for those eligible is $7,000,000. Two-thirds of the pool is nondiscretionary and up to one-third of the pool is discretionary. The table reflects awards for which the executive receives the maximum discretionary payment.

(2)  The nondiscretionary portion of the pool vests one-third on March 31, 2003, one-third on March 31, 2004 and one-third on March 31, 2005.

(3)  There is no maximum amount.

Deferred Compensation Plan

     The Deferred Compensation Plan for executives was adopted by our Board of
Directors in January 2001. Participation in the plan is restricted to a select group of management employees. Under this plan, participating executives are allowed to defer payment of compensation awarded as long-term incentive plan compensation until a date elected by the executive in accordance with the plan.
The plan generally allows payment in the form of a single lump sum or ten substantially equal annual installments following the date of payment. A.G.
Edwards Trust Company acts as trustee for the plan, which is administered by the
Compensation Committee.

401(k) Plan

     We have established a 401(k) plan covering substantially all employees meeting certain minimum service requirements. The plan allows all qualifying employees to contribute up to 20 percent of employee compensation limited to the tax deferred contribution allowable by the Internal Revenue Code. We match 100 percent of the employee's contribution up to three percent of employee compensation and 50 percent of the employee's next two percent of employee compensation, for a maximum company match of four percent of employee compensation. Effective January 1, 2000, the 401(k) plan was amended from a three-year cliff-vesting period to a 100 percent immediate vesting.

Severance Plan

     We have established an Executive Level Severance Pay Plan covering our executive employees, which can be terminated by our Board at any time. The purpose of the Plan is to provide eligible employees with base severance pay, supplemental severance pay and supplemental severance benefits for a specified period of time in the event that their employment is involuntarily terminated other than for good reason. Under the Plan dated December 1, 1999, those persons serving as Chief Executive Officer, President and Chief Financial Officer are
entitled to receive the following benefits upon termination of the employment:

     o Base severance pay equal to two weeks pay

     o Supplemental severance pay equal to fifty weeks of pay

     o    Continuation of health benefits coverage for fifty-two weeks following termination.

     Severance pay under the Plan is generally payable in a lump sum following the date of termination. Supplemental severance pay and continuation of health benefits, however, are conditioned upon the employee's execution of a general waiver and release agreement, and supplemental severance pay will be paid only after execution of that agreement.

Special Executive Retirement Plan

     We have adopted a nonqualified, unfunded special executive retirement plan.
The following table shows the approximate annual retirement benefits that Mr.
James and Mr. Null are expected to receive based on their pay and years of credited service. Mr. Meyer, Mr. Manly and Mr. Lightstone are expected to receive approximately twice the annual retirement benefits shown below based on their pay and years of credited service.

                     Special Executive Retirement Plan Table

                                                          Years of Service
                                        ----------------------------------------------------
                   Remuneration             15         20         25         30         35
                  --------------        ---------  ---------  ---------  ---------  ---------
                    $ 125,000           $  37,500  $  50,000  $  62,500  $  75,000  $  87,500
                      150,000              45,000     60,000     75,000     90,000    105,000
                      175,000              52,500     70,000     87,500    105,000    122,500
                      200,000              60,000     80,000    100,000    120,000    140,000
                      225,000              67,500     90,000    112,500    135,000    157,500
                      250,000              75,000    100,000    125,000    150,000    175,000
                      300,000              90,000    120,000    150,000    180,000    210,000
                      400,000             120,000    160,000    200,000    240,000    280,000

     The benefits in the above table are annual amounts payable in monthly installments as single life annuities starting at age 62, the plan's normal retirement age. Benefits are payable as an annuity or a lump sum. Benefits are based on the executive's final three calendar years' base salary, including amounts deferred to the 401(k) plan or cafeteria plan. An executive must complete five years of service after January 1, 2000, to be entitled to a benefit. Benefits vest upon a change in control of Premium Standard Farms.
Benefits shown above are offset by one-half of the Social Security benefits paid or payable at age 62 attributable to years of service with us and by any retirement benefits paid or payable under any ContiGroup qualified defined benefit pension plan.

     Credited service for benefit determination purposes as of March 30, 2002, is shown below for each of the executive officers named in the summary compensation table above:

                                                                          Years of
                                    Name                                  Service
                                    ---------------------                 ---------
                                    John M. Meyer.................            3
                                    Robert W. Manly...............            5
                                    Stephen A. Lightstone.........            3
                                    David H. James................            3
                                    Jere Null.....................            1

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding capital stock of Premium Standard
Farms is owned by PSF Group Holdings.

     The following table sets forth certain information regarding ownership of the common stock of PSF Group Holdings as of April 30, 2002 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of stock, (ii) each of our directors, (iii) each of the executive officers set forth in the Summary Compensation table above and (iv) all of our directors and named executive officers as a group.

                                                                                Shares Beneficially Owned(3)
                                                                                            Percent      Percent
Title of Class(1)       Name and Address of Beneficial Owner(2)              Number        of Class     of Total
------------------      -----------------------------------------------  -------------    ----------------------
Class B Common          ContiGroup Companies, Inc....................    113,300.64         100.0         53.1
                        277 Park Avenue
                        New York, NY 10172
Class A Common          Putnam Funds.................................    37,741.5389(4)      37.7         17.7
                        14 Wall Street, Fourth Floor
                        New York, NY 10005
Class A Common          Morgan Stanley Dean Witter & Co..............    40,341.2161(5)      34.8         17.6
                        1221 Avenue of the Americas
                        New York, NY 10020
Class A Common          Oaktree Capital Management, LLC..............    16,387.49(6)        16.4          7.7
                        550 South Hope Street, 22nd Floor
                        Los Angeles, CA 90071
Class A Common          Prudential Funds.............................    10,016.66(7)        10.0          4.7
                        c/o State Street Bank & Trust
                        1 Heritage Drive
                        Quincy, MA 02171
Class A Common          Continental Assurance Company Pension
                        Investment Fund..............................      7,422.47          7.4           3.5
                        CNA Plaza, 235
                        Chicago, IL 60685
Class B Common          John M. Meyer................................      2,142.86(8)        2.1            *
Class B Common          Robert W. Manly..............................      1,714.29(8)        1.7            *
Class B Common          Stephen A. Lightstone........................      1,571.43(8)        1.5            *
Class B Common          David H. James...............................        522.86(8)          *            *
Class B Common          Jere Null....................................        377.14(8)
                        Michael J. Zimmerman.........................              0            *            *
                        Ronald E. Justice............................              0            *            *
                        Dean Mefford.................................              0            *            *
                        Maurice L. McGill............................              0            *            *
                        Michael A. Petrick...........................              0            *            *
                        Paul J. Fribourg.............................              0(9)         *            *
                        Vart K. Adjemian.............................              0            *            *
                        John Rakestraw...............................              0            *            *
                        Annabelle Lundy Fetterman....................              0            *            *
                        All directors and executive officers as
                        a group (17 persons).........................      6,328.58(9)        6.0          2.9
----------

    * Signifies less than 1%.

(1)  PSF Group Holdings is authorized by its certificate of incorporation to issue 250,000 shares of Class A Common Stock, 300,000 shares of Class B
     Common Stock and 10,000 shares of preferred stock. Each class of stock has a par value of $0.01 per share. As of the date of this report on Form 10-K,
     PSF Group Holdings has issued 100,000 shares of Class A Common Stock,
     113,300.64 shares of Class B Common Stock and no shares of preferred stock.
     Holders of Class A Common Stock and Class B Common Stock participate equally in all distributions. With the exception of electing Directors, holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented for a stockholder vote. The holders of Class A Common Stock vote as a separate class to elect four of the nine members of the Board of Directors of PSF Group Holdings. The holders of
     Class B Common Stock vote as a separate class to elect five of the nine members of the Board of Directors. PSF Group Holdings cannot take a number of actions without the approval of a "supermajority" of the Board. A
     "supermajority" is defined as a majority that includes at least one
     Director elected by holders of Class A Common Stock and one Director elected by holders of Class B Common Stock.

(2)  Unless otherwise indicated, the business address of the persons named in the above table is care of Premium Standard Farms, Inc., 423 West 8th
     Street, Suite 200, Kansas City, Missouri 64105.

(3)  Unless otherwise indicated, each person has sole investment and voting power with respect to the shares listed in the table, subject to applicable community property laws. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our shareholders may differ.

(4)  Consists of Class A Common Stock held: (a) by the following Putnam funds:
     Asset Allocation Funds -- Balanced Portfolio (128.85), Asset Allocation
     Funds -- Growth Portfolio (33.05), Asset Allocation Funds -- Conservative
     Portfolio (41.86), Diversified Income Portfolio/Smith Barney/ Travelers
     Series Fund (22.03), Capital Management Trust -- PCM Diversified Income
     Fund (528.10), Equity Income Fund (11.01), High Yield Advantage Fund
     (7,071.86), Global Governmental Income Trust (113.27), Premier Income Trust
     (2,502.48), Convertible Opportunities and Income Trust (220.25), High
     Income Convertible and Bond Fund (334.30), Master Intermediate Income Trust
     (715.33), Managed High Yield Trust (575.79), Diversified Income Trust
     (9,799.68), Master Income Trust (1,003.86), Capital Management Trust -- PCM
     High Yield Fund (1,578.53), High Yield Trust (11,857.08), Income Fund
     (440.51), Balanced Retirement Fund (110.13) and High Yield Managed Trust
     (354.29), (b) by The George Fund of Boston (220.25), (c) by Bost & Co.,
     Nominee for the High Yield Fixed Income Trust, and (d) Bost & Co., Nominee
     for Ameritech Pension Trust (1.38).

(5)  Consists of 24,260.6961 shares of Class A Common Stock and 16,080.52 shares of Class A Common Stock issuable upon exercise of presently exercisable warrants. The shares of Class A Common Stock are held by: Morgan Stanley
     Dean Witter & Co. (21,126.64), Morgan Stanley & Co., Inc. (778.73), the
     Morgan Stanley Leveraged Equity Fund II, L.P. (1,056.8054), Morgan Stanley
     Capital Investors, L.P. (44.4981), Morgan Stanley Capital Partners III,
     L.P. (1,113.1667), MSCP III 892 Investors, L.P. (140.8559). The warrants are held by Morgan Stanley Leveraged Equity Funds and Morgan Stanley
     Capital III Partners.

(6)  Consists of shares of Class A Common Stock held by OCM Opportunities Fund,
     L.P. (11,210.87), Hare & Co. (4,709.52) and Columbia/HCA Master Retirement
     Trust (467.10).

(7)  Consists of shares of Class A Common Stock held by Gimlet & Co. (9,517.17),
     Deerway & Co. (279.24) and IFTCO (220.25).

(8)  Consists of shares of Class B Common Stock issuable upon exercise of presently exercisable options.

(9)  Excludes shares owned by ContiGroup Companies, Inc.

     For information concerning securities authorized for issuance under our equity compensation plans, see "Market for Registrant's Common Equity and
Related Stockholder Matters" and "Executive Compensation."

Item 13.  Certain Relationships and Related Transactions

     In connection with our acquisition of The Lundy Packing Company, we entered into consulting agreements with Annabelle Lundy Fetterman, who is one of our directors, and members of her family on August 25, 2000. Pursuant to those agreements, Mrs. Fetterman and her family were entitled to receive a total of
$1.2 million, payable in weekly installments commencing on the date of agreement, with the last payments due on August 25, 2001. In addition, we lease farm land and hog production buildings from Goshen Ridge Farms, LLC, a company owned by Mrs. Fetterman and members of her family, under a capital lease agreement that existed prior to our acquisition of The Lundy Packing Company.
The capital lease obligation as of March 30, 2002 was $2.3 million.

     We have entered into a contract grower agreement with ContiGroup related to approximately 7,200 acres of farms used in our Missouri operations. Under that agreement, ContiGroup owns the real property at the farms. ContiGroup serves as an independent contractor in breeding and growing our hogs to market weight. In exchange, we pay to ContiGroup a fee for labor and services incurred by
ContiGroup in performing its obligations under the agreement. During the fiscal year ended March 30, 2002, the amount paid for obligations under this agreement was approximately $4.1 million. The agreement will generally continue in effect so long as ContiGroup continues to own an equity interest in our company. Upon termination of the agreement, we have an option to acquire the real property at the farms from ContiGroup, which can be assigned to third parties.

     We receive the services of Mr. Schulte and other personnel through an agreement with ContiGroup. Mr. Schulte, as well as other personnel, are employees of ContiGroup but provide services to us as well as other affiliates of ContiGroup. Other services from ContiGroup include the assistance of purchasing and risk management staff, environmental consulting, treasury and strategic planning. We pay ContiGroup a monthly fee for these services. We negotiate the fee annually. In addition, we reimburse ContiGroup for a portion of Mr. Schulte's annual bonus and long-term incentive payment. For the fiscal year ended March 30, 2002, the amount paid for all services was $2.6 million. We also provide Mr. Schulte with the use of a rental car, and since July 2000, we provide him with an annual allowance of $15,000 for travel and housing.

     We make certain services available to ContiGroup in connection with
ContiGroup's pork operations, including management, human resources, hog and feed production and environmental consulting services. ContiGroup pays us a fee for these services based on the weight of hogs marketed. For the fiscal year ended March 30, 2002, the fee was $112,000.

     Morgan Stanley & Co. Incorporated acted as placement agent for the 9 1/4%
Notes in the fiscal year ended March 30, 2002. Morgan Stanley Dean Witter & Co.
and certain of its affiliates beneficially own 24,260.6961 shares of Class A
Common Stock of PSF Group Holdings. See "Security Ownership of Certain
Beneficial Owners and Management." Morgan Stanley Leveraged Equity Funds and
Morgan Stanley Capital III Partners currently hold 1,608,052 warrants to purchase 16,080.52 additional shares of Class A Common Stock of PSF Group
Holdings. In addition, Michael A. Petrick, one of the directors of Premium
Standard Farms and PSF Group Holdings is a Managing Director of Morgan Stanley.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

          (a)  Financial Statements and Schedules

               (1)  The following financial statements are filed as a part of this Report on Form 10-K:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets as of March 30, 2002 and March
                             31, 2001

                    Consolidated Statements of Operations and Comprehensive
                             Income for the three years ended March 30, 2002,
                             March 31, 2001 and March 25, 2000

                    Consolidated Statements of Shareholders' Equity for the
                             three years ended March 30, 2002, March 31, 2001
                             and March 25, 2000

                    Consolidated Statements of Cash Flows for the three years
                             ended March 30, 2002, March 31, 2001 and
                             March 25, 2000

                    Notes to the Consolidated Financial Statements

               (2)  The following financial statement schedule is filed as a part of this Report on Form 10-K:

Schedule II
Valuation and Qualifying Accounts
(Dollars in thousands)

                                             Balance at
                                            beginning of   Charged to                  Less:       Balance at end
Description                                     year        earnings     Other       Deduction         of year
-----------------------------------------   ------------------------------------------------------------------------
Allowance for Losses
  on Accounts Receivable:
                                    2002        $   663.6      $ 129.3      $   -         $ 112.4           $ 680.5
                                    2001            183.5        180.2      416.9           117.0             663.6
                                    2000            135.9         48.1          -             0.5             183.5

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed with the SEC on January 30,
          2002, to report, under Item 5, our third quarter earnings. The earnings release, including the registrant's Unaudited Condensed
          Consolidated Statements of Operations for the 13 and 39 weeks ended
          December 29, 2001 and December 23, 2000, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

     (c)  Exhibits

          The following exhibits are filed as a part of this Report on Form 10-K or incorporated herein by reference as indicated below:

                          Exhibit
                          Number                               Description of Exhibit
                          ---------       --------------------------------------------------------------

                            2.1           Articles  of  Merger  of PSF  Acquisition  Corp.  into The  Lundy
                                          Packing Company, filed August 25, 2000. (1)

                            2.2           Stock Purchase Agreement,  dated September 22, 2000, by and among
                                          Premium  Standard  Farms,  Inc.,  PSF Group  Holdings,  Inc.  and
                                          ContiGroup Companies, Inc. (see Exhibit 10.10) (1)

                            3.1(a)        Certificate of Incorporation  of PSF Group Holdings,  Inc., filed
                                          May 8, 1998. (1)

                            3.1(b)        Certificate of Amendment of Certificate of  Incorporation  of PSF
                                          Group Holdings, Inc., filed September 16, 1994. (1)

                            3.2           Amended and Restated By-laws of PSF Group Holdings, Inc. (1)

                            4.1(a)        Indenture,  dated  as of June 4,  2001,  among  Premium  Standard
                                          Farms,  Inc.,  PSF  Group  Holdings,   Inc.,  The  Lundy  Packing
                                          Company,  Lundy  International,  Inc.,  Premium Standard Farms of
                                          North Carolina, Inc., and Wilmington Trust Company. (1)

                            4.1(b)        Specimen certificate of 91/4% Senior Notes due 2011. (1)

                            4.1(c)        First Supplemental Indenture dated as of March 31, 2002.

                            4.2           Registration  Rights  Agreement,  dated June 4,  2001,  among PSF
                                          Group Holdings,  Inc.,  Premium  Standard Farms,  Inc., The Lundy
                                          Packing  Company,  Lundy  International,  Inc.,  Premium Standard
                                          Farms of North Carolina,  Inc., Morgan Stanley & Co. Incorporated
                                          and J.P. Morgan Securities Inc. (1)

                            4.3(a)        Credit  Agreement,  dated August 27, 1997, by and between Premium
                                          Standard  Farms,  Inc.  and FBS Ag  Credit,  Inc.,  as Agent  for
                                          Itself and Certain Other Lenders. (1)

                            4.3(b)        First Amendment to Credit Agreement dated May 13, 1998. (1)

                            4.3(c)        Second  Amendment to Credit  Agreement,  dated February 26, 1999.
                                          (1)

                            4.3(d)        Third Amendment to Credit Agreement, dated August 1, 2000. (1)

                            4.3(e)        Fourth Amendment to Credit Agreement, dated August 21, 2000. (1)

                            4.3(f)        Fifth  Amendment to Credit  Agreement,  dated September 22, 2000.
                                          (1)

                            4.3(g)        Sixth  Amendment  to  Credit  Agreement,  dated as of  March  31,
                                          2002.

                            4.3(h)        Guaranty Agreement,  dated May 13, 1998, by and between PSF Group
                                          Holdings,  Inc.  and U.S.  Bancorp Ag Credit,  Inc.  as Agent for
                                          Itself and Certain Other Lenders. (1)

                           10.1*          PSF Group  Holdings,  Inc.  1999  Equity  Incentive  Plan,  dated
                                          December 1, 1999. (1)

                           10.2(a)*       Premium Standard Farms, Inc. Long-Term Incentive Plan,  effective
                                          April 1, 1998 through March 31, 2001. (1)

                           10.2(b)*       Premium Standard Farms, Inc. Long-Term Incentive Plan,  effective
                                          April 1, 2001 through March 31, 2005. (2)

                           10.3*          Premium  Standard  Farms,  Inc.  Executive  Level Severance Plan,
                                          dated December 1, 1999. (1)

                           10.4*          Premium  Standard  Farms,  Inc. Vice  President  Level  Severance
                                          Plan, dated December 1, 1999. (1)

                           10.5*          Premium Standard Farms, Inc. Special  Executive  Retirement Plan,
                                          dated January 1, 2000. (1)

                           10.6(a)*       Premium Standard Farms,  Inc. Deferred  Compensation  Plan, dated
                                          December 29, 2000. (1)

                           10.6(b)*       Compensation Plan, dated June 8, 2001. (1)

                           10.7*          Consulting  Agreement,  dated August 25, 2000, by and between The
                                          Lundy Packing Company and Annabelle Lundy Fetterman. (1)

                           10.8*          Services Agreement,  dated October,  1998, by and between Premium
                                          Standard Farms, Inc. and Continental Grain Company. (1)

                           10.9           Consulting  Agreement,  dated  December  9, 1999,  by and between
                                          ContiGroup Companies, Inc. and Premium Standard Farms, Inc. (1)

                           10.10          Stock Purchase Agreement,  dated September 22, 2000, by and among
                                          Premium  Standard  Farms,  Inc.,  PSF Group  Holdings,  Inc.  and
                                          ContiGroup Companies, Inc. (1)

                           10.11          Market Hog Contract Grower Agreement,  dated May 3,  1998, by and between  Continental  Grain  Company  and CGC  Asset  Acquisition
                                          Corp. (1)

                           21.1           Subsidiaries of the Registrant.

                           24.1           Power of Attorney (see signature page).

                           99.1           Letter regarding representation of Arthur Andersen LLP
----------

         *        Indicates management or compensatory plan or contract.

         (1)      Incorporated  by  reference to the  Registration  Statement  on Form S-4  (Commission  File No.
                  333-64180), filed by the Registrant with the SEC on June 29, 2001.

         (2)      Incorporated  by  reference  to  Amendment  No.  1 to the  Registration  Statement  on Form S-4
                  (Commission File No. 333-64180), filed by the Registrant with the SEC on August 10, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PSF GROUP HOLDINGS, INC.

May 14, 2002                                                  /s/ John M. Meyer
----------------------                                        -----------------------------------
Date                                                          John M. Meyer,
                                                              Chief Executive Officer
                                                              (Principal Executive Officer)

     Each individual whose signature appears below hereby designates and appoints John M. Meyer, Stephen A. Lightstone and Gerard J. Schulte, and each of them, for him or her and in his or her name, place and stead, in any and all capacities, to file on behalf of PSF Group Holdings, Inc., a Delaware corporation (the "Company"), the Company's Annual Report on Form 10-K for the
fiscal year ended March 30, 2002 (the "Annual Report"), with the Securities and
Exchange Commission (the "Commission"), to sign any and all subsequent amendments to the Annual Report (the "Amendments"), to file any and all such
Amendments with the Commission, with all exhibits to the Annual Report and such
Amendments, together with any and all other documents in connection therewith, and to appear before the Commission in connection with any matter relating to such Annual Report and such Amendments, hereby granting to the attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Signature                                     Title                                    Date

/s/ John M. Meyer                     Chief Executive Officer and Director                      May 14, 2002
---------------------------------     (Principal Executive Officer)
      John M. Meyer

/s/ Stephen A. Lightstone             Chief Financial Officer                                   May 14, 2002
---------------------------------     (Principal Financial Officer)
       Stephen A. Lightstone

/s/ Michael J. Zimmerman              Director                                                  May 14, 2002
---------------------------------
       Michael J. Zimmerman

/s/ Ronald E. Justice                 Director                                                  May 14, 2002
---------------------------------
         Ronald E. Justice

/s/ Dean Mefford                      Director                                                  May 14, 2002
---------------------------------
         Dean Mefford

/s/ Vart K. Adjemian                  Director                                                  May 14, 2002
---------------------------------
         Vart K. Adjemian

/s/ Maurice L. McGill                 Director                                                  May 14, 2002
---------------------------------
         Maurice L. McGill

/s/ Michael A. Petrick                Director                                                  May 14, 2002
---------------------------------
        Michael A. Petrick

/s/ Paul J. Fribourg                  Director                                                  May 14, 2002
---------------------------------
         Paul J. Fribourg

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
Report of Independent Public Accountants.................................................................      F-2

Consolidated Balance Sheets as of March 30, 2002 and March 31, 2001......................................      F-3

Consolidated Statements of Operations and Comprehensive Income for the three years ended
   March 30, 2002, March 31, 2001 and March 25, 2000.....................................................      F-5

Consolidated Statements of Shareholders' Equity for the three years ended March 30, 2002,
   March 31, 2001 and March 25, 2000.....................................................................      F-6

Consolidated Statements of Cash Flows for the three years ended March 30, 2002,
   March 31, 2001 and March 25, 2000......................................................................     F-7

Notes to the Consolidated Financial Statements...........................................................      F-8

Report of independent public accountants

To the Shareholders of
PSF Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of PSF Group
Holdings, Inc. (a Delaware corporation) and Subsidiaries (the Company), as of
March 30, 2002 and March 31, 2001, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 30, 2002. These financial statements and schedule referred to below are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSF Group Holdings, Inc. and
Subsidiaries, as of March 30, 2002, and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended
March 30, 2002, in conformity with accounting principles generally accepted in the United States.

As explained in Note 13 to the financial statements, effective April 1, 2001, the Company changed its methods of accounting for derivatives and goodwill.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts included in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Kansas City, Missouri,
May 3, 2002

PSF Group Holdings, Inc. and Subsidiaries

Consolidated balance sheets
March 30, 2002, and March 31, 2001
(in thousands, except share information)

                                                                                            2002             2001
                                                                                       -------------     ---------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                            $ 7,182        $ 8,560
      Accounts receivable, less allowance of $680 and $664 in
        2002 and 2001, respectively                                                         21,332         25,749
      Inventories                                                                          141,165        127,827
      Federal income tax receivable                                                          3,319          2,954
      Deferred income taxes                                                                 15,680         14,448
      Prepaid expenses and other                                                             2,158         12,753
                                                                                     -------------- --------------
                    Total current assets                                                   190,836        192,291

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK, at cost:
      Land and improvements                                                                 95,349         89,364
      Buildings                                                                            292,154        255,196
      Machinery and equipment                                                              251,664        215,598
      Breeding stock                                                                        38,126         34,542
      Construction in progress                                                              16,306         23,437
                                                                                     -------------- --------------
                                                                                           693,599        618,137
      Less- Accumulated depreciation                                                       166,591        121,255
                                                                                     -------------- --------------
                    Total property, plant, equipment and breeding stock                    527,008        496,882

GOODWILL                                                                                    75,998         75,998

OTHER LONG-TERM ASSETS:
      Federal income tax receivable                                                                         1,192
                                                                                                 -
      Deferred financing costs, net                                                          7,241          2,290
      Other                                                                                  6,556          4,787
                                                                                     -------------- --------------
                    Total other long-term assets                                            13,797          8,269
                                                                                     -------------- --------------
                    Total assets                                                         $ 807,639      $ 773,440
                                                                                     ============== ==============

(continued)

PSF Group Holdings, Inc. and Subsidiaries

Consolidated balance sheets
March 30, 2002, and March 31, 2001
(in thousands, except share information)
(continued)

                                                                                            2002              2001
                                                                                       -------------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                     $ 8,385        $ 8,243
      Accrued expenses                                                                      29,494         32,313
      Due to related party                                                                   1,317          2,063
      Accrued interest                                                                       4,914          3,865
      Current maturities of long-term debt and capital leases                               26,629         26,043
                                                                                     -------------- --------------
                    Total current liabilities                                               70,739         72,527

LONG-TERM LIABILITIES:
      Long-term debt and capital leases, less current maturities                           246,153        241,173
      Other long-term liabilities                                                            8,243         13,296
      Due to related party                                                                                  1,769
                                                                                               921
      Deferred income taxes                                                                 98,016         86,838
                                                                                     -------------- --------------
                    Total long-term liabilities                                            353,333        343,076
                                                                                     -------------- --------------
                    Total liabilities                                                      424,072        415,603

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 10,000 shares authorized, no shares issued or outstanding
                                                                                                 -              -
      Class A common stock, $.01 par value; 250,000 shares authorized, 100,000 shares issued and outstanding
                                                                                                 1              1
      Class B common stock, $.01 par value; 300,000 shares authorized, 113,301 shares issued and outstanding
                                                                                                 1              1
      Additional paid-in capital                                                           373,673        373,653
      Accumulated other comprehensive income, net of tax
                                                                                               345              -
      Retained earnings (deficit)                                                            9,547       (15,818)
                                                                                     -------------- --------------
                    Total shareholders' equity                                             383,567        357,837
                                                                                     -------------- --------------
                    Total liabilities and shareholders' equity                           $ 807,639      $ 773,440
                                                                                     ============== ==============

The accompanying notes are an integral part of these consolidated balance sheets.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of operations and comprehensive income
For the fiscal years ended
March 30, 2002, March 31, 2001, and March 25, 2000
(in thousands)

                                                                                   2002            2001         2000
                                                                              -------------  ------------- -------------

NET SALES                                                                         $674,946       $540,576      $306,266

COST OF GOODS SOLD                                                                 589,183        456,184       265,929
                                                                              -------------  ------------- -------------
              Gross profit                                                          85,763         84,392        40,337

OPERATING EXPENSES:
      Selling, general and administrative expenses                                  21,551         19,413        18,830
      Impairment of fixed assets                                                         -              -         5,000
      Amortization expense                                                               -          2,436         2,040
      Other expense (income), net                                                    (558)          1,210          (47)
                                                                              -------------  ------------- -------------
              Total operating expenses                                              20,993         23,059        25,823
                                                                              -------------  ------------- -------------
              Operating income                                                      64,770         61,333        14,514

INTEREST (EXPENSE) INCOME:
      Interest expense                                                            (20,835)       (24,885)      (21,545)
      Interest income                                                                  431            933            45
                                                                              -------------  ------------- -------------
              Interest expense, net                                               (20,404)       (23,952)      (21,500)
                                                                              -------------  ------------- -------------
              Income (loss) before income taxes and extraordinary item              44,366         37,381       (6,986)

INCOME TAX (EXPENSE) BENEFIT:
      Current tax provision                                                        (5,842)          1,458         (175)
      Deferred tax provision                                                      (11,844)       (16,825)         1,874
                                                                              -------------  ------------- -------------
              Income tax (expense) benefit                                        (17,686)       (15,367)         1,699
                                                                              -------------  ------------- -------------
              Net income (loss) before extraordinary item                           26,680         22,014       (5,287)

LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAX                                   (1,315)              -             -
                                                                              -------------  ------------- -------------
NET INCOME (LOSS)                                                                   25,365         22,014       (5,287)
                                                                              -------------  ------------- -------------
      Unrealized gain on interest rate swap, net of tax                                345              -             -
                                                                              -------------  ------------- -------------
COMPREHENSIVE INCOME (LOSS)                                                        $25,710        $22,014     $ (5,287)
                                                                              =============  ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of shareholders' equity
For the fiscal years ended
March 30, 2002, March 31, 2001, and March 25, 2000
(in thousands)

                                                                             Accumulated
                                                             Additional         Other          Retained
                                                 Common       Paid-In       Comprehensive      Earnings
                                                  Stock        Capital          Income         (Deficit)       Total
                                               -----------  ------------- ------------------ ------------- -------------

BALANCE, March 27, 1999                              $  2       $357,498            $     -     $(32,545)      $324,955
     Net loss                                           -              -                  -       (5,287)       (5,287)
                                               -----------  ------------- ------------------ ------------- -------------
BALANCE, March 25, 2000                                 2        357,498                  -      (37,832)       319,668
     Issuance of common stock                           -         16,155                  -            -         16,155
     Net income                                         -              -                  -        22,014        22,014
                                               -----------  ------------- ------------------ ------------- -------------

BALANCE, March 31, 2001                                 2         373,653                 -      (15,818)       357,837
     Net income                                         -              -                  -        25,365        25,365
     Unrealized gain on interest rate swap              -              -                345             -           345
     Other                                              -             20                  -             -            20
                                               -----------  ------------- ------------------ ------------- -------------
BALANCE, March 30, 2002                              $  2       $373,673           $    345       $ 9,547      $383,567
                                               ===========  ============= ================== ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of cash flows
For the fiscal years ended
March 30, 2002, March 31, 2001 and March 25, 2000
(in thousands)

                                                                           2002         2001         2000
                                                                        ---------    ---------    ---------
OPERATING ACTIVITIES:
    Net income (loss)                                                   $  25,365    $  22,014    $  (5,287)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Depreciation and amortization                                    56,054       50,959       43,013
          Deferred income taxes                                             9,946       16,825       (1,874)
          Impairment of fixed assets                                            -            -        5,000
          Net gain on sale of fixed assets                                 (4,950)      (3,763)      (1,433)
          Senior note interest paid-in-kind                                     -            -        7,189
          Changes in operating assets and liabilities, net-
             Accounts receivable                                            4,417       (2,084)      (3,392)
             Inventories                                                  (13,337)      (6,463)       3,569
             Prepaid expenses and other assets                             11,275      (12,533)       8,017
             Accounts payable, accrued expenses and other liabilities      (8,255)        (575)         834
                                                                        ---------    ---------    ---------
                        Net cash provided by operating activities
                                                                           80,515       64,380       55,636
                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES:
    Acquisition of Lundy, net of cash acquired                                  -      (98,206)           -
    Acquisition of PSFNC, net of cash acquired                                  -      (16,239)           -
    Purchases of property, plant, equipment and breeding stock            (96,232)     (43,224)     (23,669)
    Proceeds from disposal of fixed assets                                 14,931       11,677        8,427
                                                                        ---------    ---------    ---------
                        Net cash used in investing activities             (81,301)    (145,992)     (15,242)
                                                                        ---------    ---------    ---------
FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          173,591      125,000          795
    Proceeds from (payments on) revolving debt, net                        13,269       (7,205)      38,887)
    Deferred financing costs                                               (4,749)      (2,701)        (114)
    Repayments on long-term debt                                         (182,703)     (26,576)      (4,585)
                                                                        ---------    ---------    ---------
                        Net cash provided by (used in) financing
                        activities                                           (592)      88,518      (42,791)
                                                                        ---------    ---------    ---------
                        Net increase (decrease) in cash and
                            cash equivalents                               (1,378)       6,906       (2,397)
CASH AND CASH EQUIVALENTS, beginning of period                              8,560        1,654        4,051
                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                $   7,182    $   8,560    $   1,654
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                       $  20,462    $  21,980    $  12,610
    Income tax paid (refunded)                                              7,890          716       (7,499)
    Noncash financing activity- Increase to senior note
       principal for interest paid-in-kind                                      -            -        7,189

The accompanying notes are an integral part of these consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                March 30, 2002, March 31, 2001 and March 25, 2000

1.  Summary of significant accounting policies:

Nature of operations

PSF Group Holdings, Inc. (Group) is incorporated in the state of Delaware. Group has a wholly owned subsidiary, Premium Standard Farms, Inc. (PSF, Inc.). PSF,
Inc., and its subsidiaries are an integrated business engaged principally in the business of hog production and pork processing and selling to domestic and international markets. Group and PSF, Inc., collectively referred to as the
Company, succeeded the Continental Grain Company North Missouri Pork Operations
and PSF Holdings L.L.C. on May 13, 1998, pursuant to a stock purchase transaction.

Fiscal year

The Company's fiscal year is the 52 or 53-week period, which ends on the last
Saturday in March. The accompanying consolidated statements of operations and comprehensive income, statements of shareholders' equity and cash flows include activity from the period of April 1, 2001, through March 30, 2002 (52 weeks),
March 26, 2000, through March 31, 2001 (53 weeks), and the period March 28,
1999, through March 25, 2000 (52 weeks).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company has ownership of
20 percent to 50 percent are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

Revenues from product sales are recorded when title to the goods and risks of ownership has transferred to the customer, generally upon shipment. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market.

Inventories consist of the following at March 30 and March 31 (in thousands):

                                                                    2002         2001
                                                                -----------  ----------

                      Hogs                                         $124,449    $112,998
                      Processed pork products                        10,704       9,420
                      Packaging and supplies                          2,762       2,131
                      Grain, feed additives and other                 3,250       3,278
                                                                -----------  ----------
                                                                   $141,165    $127,827
                                                                ===========  ==========
Property, plant, equipment and breeding stock

Depreciation of property, plant, equipment and breeding stock is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                                                             Years

                                    Land improvements                       15 to 20
                                    Buildings                               20 to 40
                                    Machinery and equipment                  3 to 10
                                    Breeding stock                                 3

Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.

Depreciation expense relating to the Company's property, plant, equipment and breeding stock amounted to $56,054,000, $48,523,000 and $40,975,000 for fiscal years ended March 30, 2002, March 31, 2001, and March 25, 2000, respectively.

Impairment of fixed assets

Long-lived assets, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

During the fiscal year ended March 25, 2000, certain assets under construction which were originally being constructed for an expansion in Texas were determined to be unrecoverable due to a change in expansion plans. An impairment loss of $5,000,000 was recorded in the consolidated statements of operations and comprehensive income.

Price-risk management instruments

The Company uses price-risk management techniques to enhance sales and reduce the effect of adverse price changes on the Company's profitability. The
Company's price-risk management and hedging activities currently are utilized in the areas of forward grain sales and hog production margin management. Because the Company has elected not to apply the recordkeeping required, the Company's currently held commodity contracts do not qualify as hedges for financial reporting purposes. These instruments are marked to market and included in revenue or cost of goods sold in the consolidated statements of operations and comprehensive income.

The Company has entered into an interest rate swap agreement. The swap has been designated as a cash flow hedge and qualifies for hedge accounting with the changes in fair value recorded in other comprehensive income. See Note 13.

Self-insurance programs

The Company is self-insured for certain levels of general and vehicle liability, workers' compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims incurred through the balance sheet date. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on the difference between financial reporting and income tax basis of assets and liabilities using the enacted tax rates. The deferred income tax provision or benefit is based on changes in the asset or liability from period to period.

Fair value of financial instruments

The fair value of long-term debt and capital leases is determined using quoted market prices from interdealers. At March 30, 2002, and March 31, 2001, the fair value of the Company's debt was $277,284,000 and $270,200,000, respectively, with a carrying value of $272,782,000 and $267,216,000, respectively.

Accounts receivable, accounts payable and cash equivalents are carried at historical cost, which approximates fair value.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

Goodwill

Costs in excess of net assets acquired are classified as goodwill. The carrying value of goodwill is reviewed annually for possible impairment. Beginning April
1, 2001, the Company used an estimate of fair value to determine whether goodwill is impaired rather than an undiscounted cash flow approach adopted under prior standards. See Note 13.

Risk factors

There are certain risk factors that can materially impact the Company's business, financial condition and results of operations. These risks include sensitivity to pork and hog prices, sensitivity to grain commodity prices, environmental factors and legislation, changes in herd productivity and feed efficiency, impact of disease, international market risks, competition, restrictions under corporate farming laws, dependence on favorable labor relations, pork product contamination and product liability claims, distribution channels and consumer preferences.

Reclassifications

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

2.  Business acquisitions

On August 25, 2000, the Company completed the stock acquisition of The Lundy
Packing Company and its affiliated companies (Lundy) for $67,200,000 in cash and the assumption of approximately $31,000,000 in debt. Lundy is located in
Clinton, North Carolina, and operated a 6,500-head per day processing plant and owned approximately 41,000 sows, the offspring of which are finished in a combination of company-owned, contract and joint venture facilities.

On September 22, 2000, the Company completed the stock acquisition of Premium
Standard Farms of North Carolina, Inc. (PSFNC) for a total purchase price of
$32,300,000, of which $16,150,000 was payable in cash and $16,150,000 was payable by delivery of 9,219 shares of Class B common stock. A fairness opinion was received from a third party related to the value of the transaction. PSFNC was formerly a division of ContiGroup Companies, Inc. (CGC or ContiGroup), a
53.1 percent owner of Group, and owned approximately 25,000 sows, the offspring of which are finished in company-owned, contract and joint venture facilities.
This stock issuance increased CGC's ownership in Group from 51.0 percent to 53.1 percent. Subsequent to the PSFNC acquisition, Lundy contributed its production operations to PSFNC.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

Both the Lundy and PSFNC transactions were accounted for under the purchase accounting method with the corresponding assets and liabilities recorded at fair value. Excess purchase price over the fair value of net assets acquired of
$21,036,000 for the transactions have been recorded as goodwill. As of March 31,
2001, and March 30, 2002, net goodwill associated with the Lundy and PSFNC transactions amounted to $20,679,000.

Pro forma operating results

The following unaudited pro forma financial information assumes that both the
Lundy and PSFNC acquisitions described above occurred at the beginning of each of the respective periods (in thousands):

                               Unaudited Year-End
                            -------------------------
                            March 31,     March 25,
                               2001         2000
                            -------------------------
       Net sales              $680,076     $616,911
       Net income (loss)        19,260      (19,124)

The pro forma results are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

3.  Shareholders' equity

Common stock

There are two classes of common stock, which Group can issue. Class A common stock was issued to the holders of the outstanding units of Holdings. Class B common stock was issued to CGC. Class A holders have the sole right to vote in the election or for removal, without cause, of four Class A directors. Class B holders have the sole right to vote in the election or for removal, without cause, of five Class B directors. All distributions, dividends and liquidation preferences are equal between the two classes of stock.

Preferred stock

The Company has authorized 10,000 shares at $.01 par value of preferred stock.
No shares have been issued or are outstanding. Terms of the preferred stock including voting rights, dividend preference and other limitations or restrictions have yet to be assigned.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

Stockholder warrants

The Company has warrants outstanding entitling the holders to purchase 20,481.92 shares of Class A common stock at an exercise price of $2,205 per share. As of
March 30, 2002, all warrants were exercisable and none have been exercised. All unexercised warrants expire on September 17, 2006. Warrant holders are entitled to certain registration rights associated with their ownership.

Stock-based compensation

In the fiscal year ended March 31, 2001, the Company's board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 7,428 shares of Class B common stock at an exercise price of $1,666.48 per share. Substantially all the options are fully exercisable at March 30, 2002. At December 31, 2005, 6,714 shares expire and at
December 31, 2007, 714 shares expire. No options have been exercised as of March
30, 2002.

The Company records stock compensation in accordance with Accounting Principles
Board Opinion No. 25 (APB 25). The fair value of stock options granted was calculated using the minimum value method as defined in the Statement of
Financial Accounting Standards No. 123 (SFAS 123). Under SFAS 123, the pro forma net income is disclosed as if it reflected the estimated fair value of options as compensation at the date of grant or issue over the vesting period. For the fiscal year ended March 30, 2002, there were no company stock options granted.
For the fiscal year ended March 31, 2001, on a pro forma basis, net income would have been reduced by approximately $2,683,000.

4.  Accrued expenses

Accrued expenses are comprised of the following at March 30 and March 31 (in thousands):

                                                              2002             2001
                                                          ---------        ---------

                         Salaries and benefits payable     $13,238           $12,901
                         Workers' compensation payable       3,314             4,429
                         Grain and feed                      2,287             2,068
                         Claims reserves                     1,846             1,738
                         Accrued payables and other          8,809            11,177
                                                           -------           -------
                                                           $29,494           $32,313
                                                           =======           =======

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

5.  Long-term debt and capital leases

Long-term debt consists of the following at March 30 and March 31 (in thousands):

                                                                          2002               2001
                                                                        -----------      ----------

              Senior unsecured notes, due on June 15, 2011,
                interest at 9.25%, interest payable semiannually       $175,000         $       -
              Senior secured notes, interest (partial pay-in-kind
                (PIK)) at 11%                                                 -            137,894
              Revolving loan, due on August 21, 2003,
                interest at variable rate (5.00% at
                March 30, 2002)                                          23,269             10,000
              Term loan, due on August 21, 2004, interest based
                on LIBOR rates plus 1.875% (fixed with a swap
                agreement for 4.89% at March 30, 2002), payable
                in quarterly installments of $6,250,000                  68,750            112,500
              Note payable, due December 31, 2002, interest at
                prime rate plus 1.5% per annum (6.25% at March
                30, 2002)                                                   898              1,335
              Capital leases                                              4,865              5,487
                                                                       --------           --------
                             Total debt and capital leases              272,782            267,216

              Less- Current portion                                      26,629             26,043
                                                                       --------           --------
                             Long-term debt and capital leases         $246,153           $241,173
                                                                       ========           ========

Future maturities of long-term debt and capital leases are as follows (in thousands):

                                          Fiscal Year

                                          2003              $  26,629
                                          2004                 49,042
                                          2005                 19,583
                                          2006                    907
                                          2007                  1,077
                                          Thereafter          175,544
                                                            ---------
                                                             $272,782
                                                            =========

The indenture associated with the $175,000,000 senior notes limits the Company's ability, among other things, to incur additional debt, pay dividends, acquire shares of capital stock, make payments on subordinated debt or make certain investments. In addition, the indenture places limitations on the Company's ability to: make distributions from subsidiaries, issue or sell capital stock of subsidiaries, issue guarantees, sell or exchange assets, enter into transactions with shareholders and affiliates, create liens, and effect mergers.

The senior notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009. In addition, before June 15, 2004, up to 35 percent of the notes may be redeemed at a price of 109.25 percent of principal plus accrued interest, using proceeds from the sale of capital stock.

The Company has a bank credit agreement that includes a term loan and revolving loans. The revolving loans are not to exceed $100,000,000 of total borrowings.
The credit agreement provides for up to $10,000,000 in letters of credit. Fees of 1.75 percent per annum are paid quarterly only on outstanding letter-of-credit amounts. At March 30, 2002,

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

and March 31, 2001, the Company had $8,510,000 and $7,495,000 of outstanding letters of credit, respectively. Interest rates on the revolving loan are based on a formula that either uses the U.S. bank's reference rate or a LIBOR rate, whichever results in the lower rate.

The bank credit agreement is secured by virtually all of the Company's assets.
The amount available under the revolving loan facility is determined by a borrowing base formula determined from the sum of eligible accounts receivable and a formula value for inventory based on current book value. The Company amended the credit agreement in fiscal 2001. The borrowing base both at March
30, 2002, and March 31, 2001, was approximately $100,000,000, and accordingly, unused available borrowing was $68,221,000 and $82,505,000, respectively (net of outstanding letters of credit and revolving loans). The agreement contains various restrictive covenants which, among others, substantially limit additional borrowings, prohibit payment of dividends and restrict capital additions and sale of assets. The amendment also contains covenants regarding earnings before interest, taxes, depreciation and amortization (EBITDA) and a fixed cash interest coverage ratio. Annual EBITDA, as defined in the bank credit agreement (calculated on a rolling four-quarter basis), cannot be less than
$105,000,000 through June 29, 2002, and $110,000,000 thereafter. The cash interest coverage ratio (calculated on a rolling four-quarter basis) as of the end of each fiscal quarter cannot be less than a 3.1-to-1.0 ratio through June
29, 2002, 3.3-to-1.0 at September 28, 2002, 3.5-to-1.0 at December 28, 2002 and
3.7-to-1.0 thereafter . As of March 30, 2002, the Company was in compliance with all debt covenants relating to the bank credit agreement.

During November 2001, the Company entered into an interest rate swap agreement to convert the variable base interest rate of its bank term debt to a fixed rate of 3.0125 percent plus its spread (currently 1.875 percent at March 30, 2002).
The swap has an identical notional amount and maturity schedule as the term debt.

The 11 percent senior secured notes were issued at an initial amount of
$117,500,000. Interest on the notes was payable through issuance of additional notes in principal amounts equal to the interest due. During the year ended
March 25, 2000, $7,188,758 of accrued interest was paid in kind through the issuance of additional notes. During the fiscal years ended March 31, 2001, and
March 30, 2002, no accrued interest was paid in kind through the issuance of additional notes. In June 2001, the 11 percent senior secured notes were extinguished with the proceeds received from the $175,000,000 senior notes. An extraordinary charge of $1,315,000, net of tax of $877,000, was recorded in the consolidated statement of operations and comprehensive income for the fiscal year ended March 30, 2002, resulting from the loss on the early extinguishment of the PIK Notes.

6.  Income taxes

A reconciliation of statutory federal income tax and income tax expense is shown below (in thousands):

                                                                   2002         2001        2000
                                                                ----------   ----------    ------

                Amount based on federal statutory rate            $(15,530)   $(13,083)     $2,445
                State income taxes, net of federal                  (2,156)     (1,503)        211
                Other                                                 -           (781)       (957)
                                                                  ---------   ---------    --------
                         Income tax (expense) benefit             $(17,686)   $(15,367)     $1,699
                                                                  ========    ========     ========

Components of the net deferred tax balances at March 30 and March 31, are as follows (in thousands):

                                                                    2002        2001
                  Net current deferred tax assets-              ---------    ---------
                      Goodwill                                  $     221     $  1,537
                      Inventory                                     1,201          953
                      Other accruals and reserves                   7,099       11,958
                      Alternative minimum tax credits               5,687         -
                      Net operating loss carryforwards              1,472         -
                                                                ---------    ---------
                           Net current deferred tax assets      $  15,680     $ 14,448
                                                                =========    =========

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

                  Net long-term deferred tax liabilities-
                      Fixed assets                              $(106,313)   $(105,631)
                      Net operating loss carryforwards            -             11,026
                      Construction in progress                      4,171        9,160
                      Goodwill                                      1,293         -
                      Other                                         2,833       (1,393)
                                                               ----------     ---------
                        Net long-term deferred tax liability   $  (98,016)    $(86,838)
                                                               ===========    ========

At March 30, 2002, the Company's operating loss carryforwards of $3,680,000 available to offset future taxable income will expire in 2020. The Company believes that its future taxable income will be sufficient for full realization of the deferred tax assets.

7.  Investments in partnerships

The Company has a 50 percent ownership interest in the L&H Farms partnership.
L&H Farms partnership is in the business of breeding and raising hogs in rural
North Carolina. The Company accounts for the earnings and losses of the partnership using the equity method of accounting. As of March 30, 2002, and
March 31, 2001, the investment in the L&H Farms partnership was $1,383,000 and
$1,251,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company's share of the partnership's earnings was $732,000 for fiscal year ended March 30, 2002, and $340,000 from August 25,
2000 (date of acquisition), through March 31, 2001. These amounts are included in other expense (income) in the consolidated statements of operations and comprehensive income.

In addition, the Company has a 60 percent ownership in L&S Farms, LLC, a limited liability company, in the business of breeding and raising hogs in rural North
Carolina. The Company consolidates this operation for financial reporting purposes. Minority interest of $394,000 for fiscal year ended March 30, 2002, and $99,000 from August 25, 2000 (date of acquisition), through March 31, 2001, was charged to other expense (income) in the consolidated statements of operations and comprehensive income. As of March 30, 2002, and March 31, 2001, the minority interest obligation was $394,000 and $281,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets. The
Company has guaranteed $898,000 of bank borrowings of its L&S Farms subsidiary that bears interest at prime plus 1.5 percent (6.25 percent at March 30, 2002).

8.  Related parties

The Company has contracted with ContiGroup to provide certain services pursuant to an amended and restated services agreement and a contract grower finish agreement. Under these agreements, ContiGroup provides purchasing assistance, legal services, employee benefits, payroll and grow finishing services to the
Company. For fiscal years ended March 30, 2002, March 31, 2001, and March 25,
2000, the total amount of these expenses and other related-party expenses with
CGC were $6,788,000, $6,523,000, and $11,098,000, respectively. At March 30,
2002, and March 31, 2001, the Company recorded amounts due to related party for these purchases of $469,000 and $415,000, respectively, included in the consolidated balance sheets.

The Company provides ContiGroup management and human resources services with respect to pork operations, hog and feed production services and environmental and other business consulting services. The total billings for the fiscal years ended March 30, 2002, March 31, 2001, and March 25, 2000, amounted to $112,000,
$568,000, and $977,000, respectively.

During fiscal year ended March 25, 2000, an agreement was entered into with CGC to pay $1,000,000 annually for five years, in consulting fees to CGC for work done in the settlement agreement with the attorney general of Missouri (Note
11). The Company paid the first three of five annual installments in fiscal years 2002, 2001, and 2000, respectively. The Company discounted the liability at its current borrowing rate and as of March 30, 2002, has

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

recorded a liability of $1,769,000, of which $848,000 is classified as current.
Liabilities are reflected in the due to related party in the consolidated balance sheets.

The amount due to related party as of March 31, 2001, includes $868,000 payable to former owners of Lundy, one of which is currently a board member of PSF, Inc.
This amount was paid during the fiscal year ended March 30, 2002. In addition, the Company leases farmland and hog production buildings from this board member under a capital lease agreement that existed prior to the acquisition. The capital lease obligation as of March 30, 2002, and March 31, 2001 was $2,296,000
and $2,529,000, respectively, and is included in long-term debt and capital leases in the consolidated balance sheet.

Morgan Stanley & Co. Incorporated and certain funds owned, controlled and managed by it and its affiliates, beneficially own approximately 17.6 percent of the outstanding common stock of Group and is represented on the board of directors. Morgan Stanley & Co. Incorporated served as placement agent for the
Company's $175,000,000 senior unsecured notes.

9.  Commitments

The Company enters into forward grain purchase contracts with market risk in the ordinary course of business. In the opinion of management, settlement of such commitments, which were open at March 30, 2002, and March 31, 2001, will have no adverse impact on the financial position or results of operations of the
Company.

The Company utilizes forward contracts, as well as exchange traded futures and options contracts, to establish adequate supplies of future grain purchasing requirements and minimize the risk of market fluctuations. These contracts are dependent on fluctuations in the grain, lean hog, and natural gas commodity markets. Market risk resulting from a position in a particular contract may be offset by other on or off-balance-sheet transactions. The Company continually monitors its overall market position. Fair value of futures and options, and gross contract or notional amounts of forward contracts, in place as of March 30 are as follows (in thousands except wtd.-avg. price/unit):

                                                           Contract     Volumes    Wtd.-avg.       Fair
                                                           Quantity      Units     Price/Unit     Value
                                                        ----------------------------------------------------
           Futures Contracts
           Corn purchases - long                              6,385     bushels    $    2.14    $   (499)
           Soybean meal purchases - long                         20      tons         155.03         107
           Soybean meal sales - short                            12      tons         162.10          21
           Lean hog sales - short                                40     pounds          0.51           2
           Natural gas purchases - long                          80     mmBTUs          3.46          31

           Option Contracts
           Corn puts - short                                  2,000     bushels    $    2.10    $   (195)
           Corn calls - short                                 4,025     bushels         2.65        (116)
           Corn calls - long                                  4,525     bushels         2.42         326

                                                           Contract     Volumes    Wtd.-avg.     Notional
                                                           Quantity      Units     Price/Unit     Amount
                                                        ----------------------------------------------------
           Forward Contracts
           Corn                                               2,855     bushels    $    2.20    $  6,291
           Meal                                                   3      tons         167.88         565

These contracts all expire within one year.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

The Company leases rolling stock and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately
$5,435,000, $3,656,000 and $2,650,000 in the fiscal years ended March 30, 2002,
March 31, 2001, and March 25, 2000, respectively. Future minimum rental commitments at March 30, 2002, are as follows (in thousands):

                                    2003                                    $  5,379
                                    2004                                       4,146
                                    2005                                       3,351
                                    2006                                       2,018
                                    2007                                       1,144
                                    Thereafter                                 4,560
                                                                           ---------
                                                                             $20,598
                                                                           ==========

10.  Employee benefit plans

The Company has a 401(k) plan covering substantially all employees meeting certain minimum service requirements. The plan allows all qualifying employees to contribute up to 20 percent of employee compensation limited to the tax deferred contribution allowable by the Internal Revenue Code. The Company matches 100 percent of the employee's contribution up to 3 percent of employee compensation and 50 percent of the employee's next 2 percent of employee compensation, for a maximum company match of 4 percent of employee compensation.
Effective January 1, 2000, the Company amended its 401(k) plan from a three-year cliff-vesting period to a 100 percent immediate vesting. Employer contribution expense related to the plan was approximately $1,816,000, $1,407,000 and
$873,000 for the fiscal years ended March 30, 2002, March 31, 2001, and March
25, 2000, respectively.

The Company has a long-term incentive plan with performance thresholds tied to return on net assets in place for key executives selected by the compensation committee. As of March 30, 2002, and March 31, 2001, the Company has recorded
$1,507,000 and $3,106,000 in other long-term liabilities toward the long-term incentive plan. The Company expensed $1,500,000, $2,106,000, and $1,000,000 in the fiscal years ended March 30, 2002, March 31, 2001, and March 25, 2000, respectively.

The Company has a nonqualified, unfunded special executive retirement plan for certain key executives. Benefits generally accrue based on pay and years of credited service. As of March 30, 2002, and March 31, 2001, the Company has
recorded in other long-term liabilities $834,000 and $354,000 relating to this plan, respectively. For the fiscal years ended March 30, 2002, and March 31,
2001, the Company expensed $480,000 and $354,000 related to this plan, respectively.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

11.  Litigation

Environmental matters

The Company has settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the
Company and ContiGroup. In 1998, the Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North
Missouri Farms hog production operations and ContiGroup purchased a 51.0 percent ownership interest in the Company (the 1998 ContiGroup transaction). The U.S.
Environmental Protection Agency (the E.P.A.) had intervened in the same action and filed a separate notice of violation against the Company under the Clean Air
Act. This settlement resolves all outstanding issues with the E.P.A. To the extent that ContiGroup incurs any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction.
This consent decree built upon the 1999 consent decree with the State of
Missouri referenced below. The recent consent decree with the E.P.A. (the 2001
Consent Decree) requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The 2001 Consent Decree has been lodged with the court and published in the Federal Register for comments. It is anticipated that the judge will enter the Decree by August 1, 2002. The new counsel for the plaintiff has submitted a petition for recovery of attorneys'
fees in connection with both the Company and ContiGroup suits. The Company believes the large majority of these fees have been previously paid and resolved. The Company does not believe the resolution of this matter will result in a material adverse outcome.

The Company settled a suit filed by the attorney general of Missouri against the
Company and CGC. Any liability of CGC from this action was an assumed liability of the Company pursuant to the 1998 ContiGroup transaction. The settlement required the Company and CGC to enter into a consent judgment pursuant to which the Company is required to spend $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. As of March 30, 2002, the
Company is nearing the end of the third year of the settlement period and has spent in total, approximately $10,950,000.

In addition to the suits discussed above, the Company has received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. The Company has responded to these notices in an effort to resolve these matters. The State of Missouri had made a demand to resolve these alleged violations and the Company is working to resolve this matter without litigation.

The Company was a successor to a nuisance suit brought by neighbors of its northern Missouri pork operations in which CGC was the defendant. On April 30,
1999, the jury returned a verdict in favor of 52 of the 109 plaintiffs in the amount of $100,000 each for a total of $5,200,000. CGC appealed the verdict and on May 3, 2001, the Company satisfied the judgment.

Other legal matters

The Company is subject to various other legal proceedings related to the normal conduct of its business. In the opinion of management, none of these actions are expected to result in a judgment having a material adverse effect on the financial position or results of operations of the Company.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

12.  Segment information

The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following tables present specific financial information about each segment as reviewed by the Company's management. The Corporate and Other classification in the following tables represent unallocated corporate expenses and assets, deferred and current taxes,
Group's goodwill and goodwill amortization, interest expense and intersegment elimination (in thousands):

                                              Pork           Hog        Corporate
                                           Processing     Production     and Other      Total
                                          -----------     ----------    ----------    --------

                Fiscal 2002-
                  Net sales                  $599,565     $440,825       $(365,444)    $674,946
                  Intersegment sales           (4,005)    (361,439)            -           -
                  Operating income             23,011       59,440         (17,681)      64,770
                  Assets                      199,714      514,787          93,138      807,639
                  Depreciation and
                      amortization             11,787       43,462             805       56,054
                  Capital expenditures         37,806       57,671             755       96,232

                Fiscal 2001-
                  Net sales                   475,673      359,149        (294,246)     540,576
                  Intersegment sales           (1,857)    (292,389)            -            -
                  Operating income             16,276       62,681         (17,624)      61,333
                  Assets                      179,126      502,371          91,943      773,440
                  Depreciation and
                       amortization             9,476       38,715           2,768       50,959
                  Capital expenditures         12,213       30,343             668       43,224

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

                                              Pork           Hog        Corporate
                                           Processing     Production     and Other      Total
                                          -----------     ----------    ----------    --------
                Fiscal 2000-
                  Net sales                  $266,680     $220,876       $(181,290)    $306,266
                  Intersegment sales           (2,293)    (178,997)           -            -
                  Operating income             26,668        6,082         (18,236)      14,514
                  Assets                       89,489      419,414          75,595      584,498
                  Depreciation and
                      amortization              6,694       33,842           2,477       43,013
                  Capital expenditures          1,568       21,108             993       23,669

Geographic information

No individual foreign country or customer accounts for 10 percent or more of sales to external customers. The following table provides a geographic summary of the Company's net sales based on the location of product delivery (in thousands):

                                                      2002         2001         2000
                                                   ----------   ---------    ---------

                      United States                 $626,245     $496,461     $275,444
                      Far East                        35,913       33,815       28,405
                      Europe and Russia                1,474        1,758          276
                      Canada                           9,366        7,056        1,199
                      Mexico and South America         1,948        1,486          942
                                                   ----------   ---------    ---------
                           Totals                   $674,946     $540,576     $306,266
                                                   ==========   =========    =========

All of the Company's assets are located within the United States.

13.  Change in accounting methods

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, as a result of the extensive record keeping requirements of SFAS 133, management has elected not to designate and account for these contracts as hedges. Effective as of April 1, 2001, these contracts were marked to market through earnings. On April 1, 2001, the Company recorded a transition adjustment reflecting an unrealized loss on commodity contracts of approximately $7,271,000 as a liability and a decrease to accumulated other comprehensive income of $4,380,000, net of $2,920,000 in deferred taxes. For the fiscal year ended March 30, 2002, the Company has recorded $7,271,000 of this liability as a reduction to gross profit as the related commodity contracts expired during this period. Changes in the fair value of the existing commodity contracts and those commodity contracts entered into subsequent to April 1,
2001, are recorded in the period in which they occur. For the fiscal years ended
March 30, 2002, March 31, 2001, and March 25, 2000, gains (losses) marked to market on commodity contracts recognized in revenue and cost of goods sold were
($13,625,000), $1,720,000, and ($2,150,000), respectively. At March 30, 2002, and March 31, 2001, the fair value of the outstanding commodity contracts was
($322,000) and ($7,406,000), respectively.

                    PSF Group Holdings, Inc. and Subsidiaries

            Notes to consolidated financial statements - (Continued)

During the fiscal year ended March 30, 2002, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and recorded $565,000 in the consolidated balance sheet relating to the fair value of the swap and increased accumulated other comprehensive income by $345,000, net of $220,000 in deferred taxes.

Business combination, goodwill and intangible assets

On June 30, 2001, the Financial Accounting Standards Board issued its
Statements of Financial Accounting Standards Nos. 141 (SFAS 141), "Business
Combinations" and 142 (SFAS 142), "Goodwill and Intangible Assets," which establish reporting and accounting standards for business combinations, goodwill and intangible assets. SFAS 141 requires all business combinations after June
30, 2001, to be accounted for using the purchase method. Under SFAS 142, companies will no longer amortize goodwill over the estimated useful life.
Goodwill will be assessed each year for impairment by applying a fair value based test.

The Company has elected early adoption of these rules effective April 1, 2001.
Assessment of the fair value of the relevant reporting units was completed during the second quarter, resulting in no impairment of recorded goodwill.
Prior to April 1, 2001, goodwill was amortized over 30 years. The effect of discontinuing goodwill amortization increased income before income taxes by approximately $2,741,000 for the fiscal year ended March 30, 2002. Had SFAS 142 been applied retroactively, the effect of discontinuing amortization of goodwill would have resulted in adjusted net income (loss) of $24,450,000 and
($3,247,000) for the fiscal years ended March 31, 2001, and March 25, 2000, respectively.

14.  New accounting pronouncement

On June 30, 2001, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset
Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of long-lived assets. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, and earlier application is encouraged. The
Company has not determined the impact that the adoption of this new standard will have on its financial statements.

15.  Quarterly results of operations (unaudited in thousands):

                                              First         Second        Third      Fourth
                                            ---------    ---------      --------    -------
                Fiscal 2002-
                  Net sales                   $171,162    $176,567      $173,278    $153,939
                  Gross profit                  29,786      37,223        11,006       7,748
                      Net income                 9,098      15,942         1,028        (703)

                Fiscal 2001-
                  Net sales                     87,920     111,912       168,957     171,787
                  Gross profit                  24,237      25,187        15,190      19,778
                      Net income                 9,518       9,079         1,415       2,002

                                  EXHIBIT INDEX

     Exhibit
     Number                                     Description of Exhibit
     ---------          --------------------------------------------------------------------------

     4.1(c)             First Supplemental Indenture dated as of March 31, 2002.

     4.3(g)             Sixth Amendment to Credit Agreement, dated as of March 31, 2002.

      21.1              Subsidiaries of the Registrant.

      24.1              Power of Attorney (see signature page).

      99.1              Letter regarding representation of Arthur Andersen LLP