Form 10-Q
period 2002-06-29
PSF GROUP HOLDINGS INC
filed 2002-08-08
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended:   June 29, 2002

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

         As of June 29, 2002, there were 100,000 shares of the Registrant's
Class A Common Stock outstanding and 113,301 shares of the Registrant's Class B
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PSF Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        June 29, 2002 and March 30, 2002
                                   (in 000's)

                                                             (Unaudited)
                                                              June 29,      March 30,
                                                                2002          2002
                                                             ------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $  6,342   $  7,182
   Accounts receivable, net                                       22,545     21,332
   Inventories                                                   147,442    141,165
   Federal income tax receivable                                   3,325      3,319
   Deferred income taxes                                          15,680     15,680
   Prepaid expenses and other                                      3,959      2,158
                                                                --------   --------
      Total current assets                                       199,293    190,836

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK, at cost:
   Land and improvements                                          95,857     95,349
   Buildings                                                     292,506    292,154
   Machinery and equipment                                       255,847    251,664
   Breeding stock                                                 38,081     38,126
   Construction in progress                                       12,891     16,306
                                                                --------   --------
                                                                 695,182    693,599
   Less- accumulated depreciation                                178,309    166,591
                                                                --------   --------
      Total property, plant, equipment and breeding stock        516,873    527,008

GOODWILL                                                          75,998     75,998
OTHER LONG-TERM ASSETS:
   Deferred financing costs, net                                   6,910      7,241
   Other                                                           5,984      6,556
                                                                --------   --------
      Total other long-term assets                                12,894     13,797

Total assets                                                    $805,058   $807,639
                                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $  6,462   $  8,385
   Accrued expenses                                               28,483     29,494
   Due to related party                                              663      1,317
   Accrued interest                                                1,014      4,914
   Current maturities of long-term debt and capital leases        26,531     26,629
                                                                  ------   --------
      Total current liabilities                                   63,153     70,739

LONG-TERM LIABILITIES:
   Long-term debt and capital leases, less current maturities    258,923    246,153
   Other long-term liabilities                                     8,209      8,243
   Due to related party                                              921        921
   Deferred income taxes                                          95,006     98,016
                                                               ---------    -------
      Total long-term liabilities                                363,059    353,333
                                                               ---------    -------
      Total liabilities                                          426,212    424,072

SHAREHOLDERS' EQUITY:
   Common stock                                                        2          2
   Additional paid-in capital                                    373,678    373,673
   Accumulated other comprehensive (loss) income, net of tax        (107)       345
   Retained earnings                                               5,273      9,547
                                                                --------  ---------
       Total shareholders' equity                                378,846    383,567

Total liabilities and shareholders' equity                     $ 805,058  $ 807,639
                                                               =========  =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 13 weeks ended June 29, 2002 and June 30, 2001
                                   (in 000's)
                                   (Unaudited)

                                                                    13 Weeks Ended
                                                                 June 29,      June 30,
                                                                   2002         2001
                                                               -----------   ----------

Net sales                                                        $ 149,049    $ 171,162
Cost of goods sold                                                 146,149      141,376
                                                                 ---------    ---------
     Gross profit                                                    2,900       29,786

Selling, general and administrative expenses                         4,949        5,636
Other income                                                          (627)         (28)
                                                                 ---------    ---------
     Operating  (loss) income                                       (1,422)      24,178

Interest expense (income):
   Interest expense                                                  5,610        6,926
   Interest income                                                     (37)        (130)
                                                                 ---------    ---------
Interest expense, net                                                5,573        6,796
                                                                 ---------    ---------
     (Loss) income before income taxes and extraordinary items      (6,995)      17,382

     Income tax (benefit) expense                                   (2,721)       6,969
                                                                 ---------    ---------
Net (loss) income before extraordinary items                        (4,274)      10,413

Loss on early extinguishment of debt, net of tax                      --          1,315
                                                                 ---------    ---------
Net (loss) income                                                $  (4,274)   $   9,098
                                                                 =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                 13 Weeks ended June 29, 2002 and June 30, 2001
                                   (in 000's)
                                   (Unaudited)

                                                                 June 29,     June 30,
                                                                   2002         2001
                                                               ------------------------

OPERATING ACTIVITIES:
   Net (loss) income                                             ($ 4,274)   $   9,098
 Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating activities:
   Depreciation and amortization                                   15,321       13,791
   Amortization of deferred financing costs                           342          209
   Deferred income taxes                                           (3,010)       3,739
   Gain on sale of assets                                            (196)      (1,688)
   Changes in operating assets and liabilities, net:
     Accounts receivable                                           (1,213)         (84)
     Inventories                                                   (6,277)      (5,331)
     Prepaid expenses and other assets                             (1,678)       3,782
     Accounts payable, accrued expenses and other liabilities      (7,517)      (4,060)
                                                                  --------    --------
Net cash (used in) provided by operating activities                (8,502)      19,456

INVESTING ACTIVITIES:
  Purchases of property, plant, equipment and breeding stock       (7,858)     (26,208)
  Proceeds from disposal of fixed assets                            2,859        3,724
                                                                   -------   ---------
Net cash used in investing activities                              (4,999)     (22,484)

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       --        173,591
  Proceeds from (payments on) revolving debt, net                  25,440       (4,000)
  Deferred financing costs                                            (11)      (4,408)
  Repayments on long-term debt                                    (12,768)    (169,287)
                                                                  -------    ---------
Net cash provided by (used in) financing activities                12,661       (4,104)

Net decrease in cash and cash equivalents                            (840)      (7,132)

CASH AND CASH EQUIVALENTS, beginning of period                      7,182        8,560
                                                                  -------    ---------

CASH AND CASH EQUIVALENTS, end of period                         $  6,342    $   1,428
                                                                 ========    =========

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                  $   8,015    $   4,741
 Income tax paid                                                        5           75

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in PSF Group
Holdings, Inc. and Subsidiaries (the "Company") consolidated financial statements for the year ended March 30, 2002 filed with the Securities and
Exchange Commission on Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
Commission. The year-end financial statements presented were derived from the
Company's audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company and the results of its operations.

Note 2 - New accounting pronouncements

Derivative instruments and hedging activities
On April 1, 2001, the Company adopted Financial Accounting Standards Board
Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging
Activities" requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

The Company believes that its current commodity derivative instruments are economic hedges, however, as a result of the extensive record keeping requirements of SFAS 133, management has elected not to designate and account for these derivatives as hedges. Effective as of April 1, 2001, these instruments are marked to market through earnings. Changes in the fair value of the existing contracts and those contracts entered into subsequent to April 1,
2001 have been recorded in the period in which they occur. Net gains (losses)
recognized during the 13 weeks ended June 29, 2002 and June 30, 2001 in gross profit were $2,510,000 and ($8,689,000), respectively.

During the year ended March 30, 2002 the Company entered into an interest rate swap agreement in order to effectively convert the benchmark interest rate on the $75 million term note from variable to fixed rate debt.

The Company's comprehensive (loss) income includes net (loss) income and the change in the fair market value of the interest rate swap, net of tax.
Comprehensive (loss) income for the 13 weeks ended June 29, 2002 and June 30,
2001 was ($4,726,000) and $5,569,000, respectively.

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

The Company elected early adoption of these rules and recognized the effect of the new pronouncements in fiscal year 2002. Assessment of the fair value of the relevant reporting units was completed during the

second quarter of fiscal year 2002, resulting in no impairment of recorded goodwill. The effect of discontinuing goodwill amortization increased income before income taxes by approximately $685,000 for the 13 weeks ended June 29,
2002 and June 30, 2001.

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

Impairment of long-lived assets
In August 2001, the Financial Accounting Standards Board issued its Statement of
Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the
Impairment of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
and the accounting and reporting provisions of APB No. 30, "Reporting the
Results of Operations - Reporting the Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions." SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe this statement will have a material impact on its financial statements.

Note 3 - Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following at June 29, 2002 and March 30, 2002 (in thousands):

                                June 29, 2002  March 30, 2002
                                -------------  --------------
Hogs                               $132,011     $124,449
Processed pork and pork products      9,604       10,704
Packaging and supplies                2,953        2,762
Grain, feed additives and other       2,874        3,250
                                   --------     --------
                                   $147,442     $141,165

Note 4 - Segment information

The accounting policies for the segments are the same as those described in the footnotes included in the Company's March 30, 2002 audited financial statements.
The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company's management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current taxes, the Company's goodwill and goodwill amortization, interest expense and intersegment elimination (in thousands):

                                            Pork         Hog        Corporate
                                         Processing   Production    and Other    Total
                                         ----------- ------------ ------------ ---------

As of and for the 13 weeks ended June 29, 2002-
   Net sales                            $ 135,569    $  90,108    $ (76,628)   $ 149,049
   Intersegment sales                      (1,295)     (75,333)        --           --
   Operating income (loss)                  5,120       (3,375)      (3,167)      (1,422)
   Assets                                 196,305      514,089       94,664      805,058

For the 13 weeks ended June 30, 2001-
   Net sales                              159,958      113,775     (102,571)     171,162
   Intersegment sales                        (617)    (101,954)        --           --
   Operating income (loss)                  2,497       26,334       (4,653)      24,178

As of March 30, 2002-
   Assets                                 199,714      514,787       93,138      807,639

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

Note 6 - Amendment to Credit Agreement

Effective June 28, 2002, the Company and its bank group amended the Credit
Agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10.0 million to $15.0 million, and amend certain financial covenants and pricing terms. Obligations under the Credit Agreement are secured by liens on substantially all the Company's assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the
Company based on the agent bank's prime rate, the Federal Funds Rate plus one half of one percent or LIBOR plus, in each case, an applicable margin, determined by the Company's leverage ratio, ranging from zero to 3.125%
depending on the type of fluctuating rate the Company is using. All borrowings under the revolving credit facility mature on August 21, 2004 and term credit facility matures on September 30, 2004.

Note 7 - Litigation

The Company has settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the
Company and ContiGroup Companies, Inc. ("ContiGroup"). In 1998, the Company
engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and
ContiGroup purchased a 51.0% ownership interest in the Company (the "1998
ContiGroup transaction"). To the extent

that ContiGroup incurs any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The
U.S. Environmental Protection Agency (the "E.P.A.") had intervened in the same action and filed a separate notice of violation against the Company under the
Clean Air Act. This settlement resolves all outstanding issues of ContiGroup and the Company with the E.P.A. This consent decree built upon the 1999 consent decree with the State of Missouri referenced below. The recent consent decree with the E.P.A. (the "2001 Consent Decree") requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent Decree include:
monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The new counsel for the citizens has submitted a petition for recovery of attorneys'
fees in connection with the lawsuits against both the Company and ContiGroup.
The Company believes the majority of these fees have been previously paid and resolved. The Company believes the resolution of this matter will not have a material adverse effect upon its financial position or results of operations.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. The Company assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment pursuant to which the Company is obligated to invest $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. The Company is currently beginning the fourth year of that five year period and has spent
$11.1 million to satisfy the settlement. In addition, pursuant to the consent judgment the Company and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

In addition to the suits discussed above, the Company has received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. The Company has responded to these notices in an effort to resolve these matters. The State of Missouri has recently filed a lawsuit seeking penalties and injunctive relief for these violations. The Company is preparing a response, but is seeking to resolve this matter through a negotiated settlement.

In addition, the Company is involved from time to time in routine litigation incidental to its business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, the Company believes that none of such proceedings currently pending should, individually or in the aggregate, have a material adverse effect on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

In this report on Form 10-Q, the terms "we," "us," and "our" refer collectively to PSF Group Holdings, Inc., Premium Standard Farms, Inc. and their subsidiaries. Premium Standard Farms, Inc. is a wholly-owned subsidiary of PSF
Group Holdings, Inc. The terms "expect," "anticipate," "may," "believe," "will,"
and similar expressions made with respect to our earnings and outlook for the future contain some forward-looking information. Naturally, all forward-looking statements involve risk and uncertainty and actual results or events could be materially different. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ include:
economic conditions generally and in our principal markets; competitive practices and consolidation in the pork production and processing industries;
the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tariffs; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; outbreaks of disease in our herds; feed ingredient costs;
fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond our control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. Please review our Annual
Report on Form 10-K for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information published by us.

Results of Operations

13 Weeks Ended June 29, 2002 Compared to the 13 Weeks Ended June 30, 2001

         The following table presents selected financial information for our production and processing segments for the 13 weeks ended June 29, 2002 and June
30, 2001. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended June 29, 2002 to the quarter ended June 30, 2001. Intersegment sales are based on market prices.

                                          For the 13 Weeks Ended               Qtr to Qtr Change
                                     -----------------------------------------------------------

                                     June 29, 2002  %    June 30, 2001%    2002 to 2001%
                                     ------------- ----  ------------- -----  ------------  ---
                                                     (In millions except percentages)
Net Sales
     Production                        $   90.1   60.4%   $  113.8   66.5% $ (23.7)  (20.8)%
     Processing                           135.6   90.9%      160.0   93.5%   (24.4)  (15.3)%
     Intersegment                         (76.6) (51.4)%     (102.6) (59.9)%    26.0   (25.3)%
                                       --------  -------   --------  -------   -----    -----
       Total Net Sales                 $  149.1  100.0%   $  171.2  100.0% $ (22.1)  (12.9)%
                                       ========  =======   ========  =======   =====    =====

Gross Profit
     Production                        $   (3.5)(120.7)%   $   26.6  89.3%  $ (30.1) (113.2)%
     Processing                             6.4  220.7%        3.2  10.7%      3.2   100.0%
                                       --------  -------   --------  -------   -----   ------
       Total Gross Profit              $    2.9  100.0%   $   29.8  100.0% $ (26.9)  (90.3)%
                                       ========  =======   ========  =======   =====   ======

Operating (Loss) Income
     Production                        $   (3.4) 242.9%   $   26.3  108.7% $ (29.7) (112.9)%
     Processing                             5.1 (364.3)%        2.5   10.3%     2.6   104.0%
     Corporate                             (3.1) 221.4%       (4.6)  19.0)%     1.5   (32.6)%
                                       --------  -------   --------  -------   -------  -----
       Total Operating (Loss) Income   $   (1.4) 100.0%   $   24.2  100.0% $ (25.6) (105.8)%
                                       ========  =======   ========  =======   ======= ======

Consolidated

Net Sales. Net sales decreased by $22.1 million, or 12.9%, to $149.1 million in the first quarter of fiscal year 2003 from $171.2 million in the comparable period last year. The decrease was attributed to a decrease in prices of $35.3 million, which was offset by an increase in volume of $13.2 million. Overall, pork prices were severely impacted by several factors, including, an increased supply of pork industry wide, compounded by an increased supply of all meat proteins. Much of the increase in meat proteins was attributed to the Russian ban on poultry imports from the United States. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $26.9 million, or 90.3%, to $2.9 million in the first quarter of fiscal year 2003 from $29.8 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog and pork product prices during the first quarter of fiscal year 2003 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were consistent as a percentage of net sales at 3.3% in the first quarter of fiscal year 2003 and in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $0.7 million, or 12.5%, to $4.9 million in the first quarter of fiscal year 2003 from
$5.6 million in the comparable period last year. The majority of the decrease is attributable to legal expenses incurred in the first quarter of fiscal year 2002 to settle outstanding litigation.

Operating (Loss) Income. Operating income decreased by $25.6 million, or 105.8%, to an operating loss of ($1.4) million in the first quarter of fiscal year 2003 from an operating income of $24.2 million in the comparable period last year.
The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $1.2 million, or
18.0%, to $5.6 million in the first quarter of fiscal year 2003 from $6.8 million in the comparable period last year. The decrease was caused by a decrease in interest rates on our variable rate debt, offset slightly by an increase in total interest bearing debt outstanding. See Liquidity and Capital
Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was a benefit of 38.9% in the first quarter of fiscal year 2003 compared to an expense of 40.1% in the comparable period last year. The difference was primarily attributable to the utilization of state income tax credits.

Segment Analysis

Hog Production. Net sales decreased by $23.7 million, or 20.8%, to $90.1 million in the first quarter of fiscal year 2003 from $113.8 million in the comparable period last year. The decrease resulted from a 27.9% decrease in net market hog sales prices, partially offset by a 9.8% increase in volume attributable to increased productivity, the effects of our Texas sow herd expansion, better growing conditions and additional contract production. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the
Consolidated Statements of Operations.

         Gross profit decreased by $30.1 million, or 113.2%, to a loss of $3.5 million in the first quarter of fiscal year 2003 from a gross profit of $26.6 million in the comparable period last year. The decrease was the result of a higher volume of hogs produced at a negative margin due to the lower net market hog sales price mentioned above. Hog production costs were 2.2% lower during the first quarter of fiscal year 2003 compared to the same period last year mainly due to lower feed input costs.

         Operating income decreased by $29.7 million, or 112.9%, to an operating loss of $3.4 million in the first quarter of fiscal year 2003 from an operating income of $26.3 million in the comparable period last year. The decrease is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $24.4 million, or 15.3%, to $135.6 million in the first quarter of fiscal year 2003 from $160.0 million in the comparable period last year. The decrease resulted from a 21.8% decrease in pork product sales prices, partially offset by an 8.4% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to the expansion at the Clinton, North Carolina plant completed in late fiscal year 2002, which increased capacity from 6,500 hogs per day to 10,000 hogs per day.

         Gross profit increased by $3.2 million, or 100.0%, to $6.4 million in the first quarter of fiscal year 2003 from $3.2 million in the comparable period last year. The increase resulted from higher margins on pork products due to
32.5% lower market hog costs. Processing costs increased 5.7% during the first quarter of fiscal year 2003 compared to the same period last year, primarily the result of increased depreciation expense related to the Clinton plant expansion and added emphasis on value-added products, which cost more to produce.

         Operating income increased by $2.6 million, or 104.0%, to $5.1 million in the first quarter of fiscal year 2003 from $2.5 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

         Net cash flow (used in) and provided by operating activities was ($8.5)
million and $19.5 million for the first quarter ended in fiscal years 2003 and
2002, respectively. The decrease in the first quarter of fiscal year 2003 compared to the same period last year was primarily due to a decrease in net income, the change in deferred taxes and an increase in working capital requirements partially offset by an increase in non-cash depreciation charges.
Non-cash charges increased in the first quarter of fiscal year 2003 compared to the same period last year due to incremental depreciation expense of expansion projects completed and capitalized in fiscal year 2002.

         Net cash flow used in investing activities was $5.0 million and $22.5 million for the first quarter ended in fiscal years 2003 and 2002, respectively.
Net cash used in investing activities consisted of $7.9 million and $26.2 million for capital expenditures relating to property, plant and equipment and breeding stock during the first quarter ended in fiscal years 2003 and 2002, respectively. The Company received proceeds from disposal of fixed assets of
$2.9 million and $3.7 million during the first quarter ended in fiscal years
2003 and 2002, respectively, primarily representing culled breeding stock. The decrease in capital expenditures relating to property, plant and equipment and breeding stock is the result of expansion projects at our Clinton, North
Carolina plant and our Texas production facilities completed during fiscal year
2002.

         Net cash flow provided by and (used in) financing activities was $12.7 million and ($4.1) million for the first quarter ended in fiscal years 2003 and
2002, respectively. As of June 29, 2002, our total debt was $285.5 million. In the first quarter of fiscal year 2002, Premium Standard Farms issued $175 million of 9 1/4% senior unsecured notes due 2011("9 1/4% Notes"), which were used to retire $137.9 million of 11% senior secured payment-in-kind notes ("PIK
Notes") on July 7, 2001. An associated 1% prepayment penalty on these PIK Notes, which was also paid on July 7, 2001, resulted in an extraordinary charge of $1.3 million, net of taxes. With the remaining proceeds, we also prepaid $25 million of bank term debt, made a $6.3 million quarterly payment on bank term debt and paid down $4.0 million on our revolving credit facility. The 9 1/4% Notes contain customary covenants and are redeemable by Premium Standard Farms under certain circumstances.

         Working capital is provided under a Credit Agreement that provides for up to $100 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula) and a term loan facility with
$56.3 million outstanding at June 29, 2002. Effective June 28, 2002, the Credit
Agreement was amended to extend our revolving credit facility one year, increase our letter of credit commitment from $10.0 million to $15.0 million, and amend certain financial covenants and pricing terms. Obligations under the Credit
Agreement are secured by liens on substantially all our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us based on the agent bank's prime rate, the Federal Funds Rate plus one half of one percent or LIBOR plus, in each case, an applicable margin, determined by our leverage ratio, ranging from zero to 3.125% depending on the type of fluctuating rate we are using. All borrowings under the revolving credit facility mature on
August 21, 2004 and term credit facility matures on September 30, 2004.

         Total indebtedness at June 29, 2002 was $285.5 million, as compared to
$268.9 million at June 30, 2001. At June 29, 2002, we had $48.7 million outstanding under our revolving credit facility, $10.0 million in letters of credit and $41.3 million available for borrowing under our revolving credit facility.

         In fiscal 2003, we plan to spend approximately $36 million on capital expenditures, of which we expect to spend approximately:

          o    $12 million in upgrades and improvements in our processing operations;

          o    $15 million in upgrades and improvements in our production operations; and

          o    $9 million in net breedstock purchases.

         Under our consent decree with the Attorney General of the State of
Missouri we are required to invest $13.9 million in research and development over the next two years.

         We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 9 1/4% Notes, or to fund our other liquidity needs. If we consummate any acquisitions, we may need to raise additional capital. In addition, it is our long-term intent to add processing capabilities to our Texas operations when justified by market conditions, customer relationships and other circumstances. If we consummate any material acquisitions or expand our Texas operations in this manner, we will need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

      The following table represents a summary of our contractual cash obligations as of June 29, 2002:

                                                  Payments due by period
Contractual Cash Obligations         Total     Current  1-3 years  4-5 years Thereafter
----------------------------         -----     -------  ---------  --------- ----------
                                                      (in thousands)

Long Term Debt                     $  280,748  $ 25,788   $ 79,960  $     -    $175,000
Capital Lease Obligations               4,706       746      1,625     1,913        422
Operating Leases                       19,998     5,202      7,117     3,119      4,560
Unconditional Purchase Obligations      5,275     5,275          -         -          -
Other Long Term Obligations             2,000     1,000      1,000         -          -
                                   ---------- ---------  ---------  --------   --------
Total Contractual Cash Obligations $  312,727  $ 38,011   $ 89,702  $  5,032   $179,982
                                   ========== =========  =========  ========   ========

         Most of our hogs are raised in facilities that we own. Some of our hogs, however, are raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to 12 years. These payments represented approximately 12 percent of our hog production segment's cost of goods sold for the 13 weeks ended June 29, 2002.
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

         Inventory valuation of livestock is calculated based on a standard cost model for each geographic hog production region. This model is based on the current year's budgeted costs and inventory projections at each age and phase of the production cycle, adjusted to actual costs and reduced to the lower of cost or market when required. Management believes this method for valuing livestock most accurately represents actual inventory costs.

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
Instruments and Hedging Activities." Because of the complexity involved in getting hedge treatment for our commodity contracts, we mark these exchange traded contracts to market with the resulting gain or loss recorded in sales for lean hog contracts or cost of sales for all other commodity contracts. This may result in large fluctuations in our earnings depending on the volume of commodity contracts and their corresponding volatility.

Market Risk

         Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the 13 weeks ended June 29, 2002, we recognized gains under SFAS 133 of $2.1 million in net sales for gains related to lean hog futures and gains of $0.4 million in costs of goods sold relating to the hedging of feed components. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of June 29, 2002, the potential change in fair value of open future contracts, assuming a 10% change in the underlying commodity price, was $3.7 million.

         We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus its spread (currently 1.875% at
June 29, 2002). The swap has an identical maturity schedule as the term debt and is accounted for as a cash flow hedge under SFAS 133. During the 13 weeks ended
June 29, 2002, we recognized a $0.5 million loss, net of tax, into Other
Comprehensive Income for the change in the market value of the swap.

         The 9 1/4% Notes had a fair value of approximately $168.0 million as of
June 29, 2002 based on inter-dealer prices, as compared to the book value of
$175.0 million as of June 29, 2002.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

         Please see "Management's Discussion and Analysis of Financial Condition
and Results of Operations - Market Risk" above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We have settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and ContiGroup Companies, Inc. ("ContiGroup"). In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a
51.0% ownership interest in us (the "1998 ContiGroup transaction"). To the extent that ContiGroup incurs any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction. The U.S.
Environmental Protection Agency (the "E.P.A.") had intervened in our action and filed a separate notice of violation against us under the Clean Air Act. This settlement resolves all outstanding issues of ContiGroup and us with the E.P.A.
This consent decree built upon the 1999 consent decree with the State of
Missouri referenced below. The recent consent decree with the E.P.A. (the "2001
Consent Decree") requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of $350,000 civil penalty. The new counsel for the citizens has submitted a petition for recovery of attorneys' fees in connection with the lawsuits against both us and ContiGroup. We believe the majority of these fees have been previously paid and resolved. We believe the resolution of this matter will not have a material adverse effect upon our financial position or results of operations.

         In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. We assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment pursuant to which we are obligated to invest $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. We are currently beginning the fourth year of that five year period and have spent $11.1 million to satisfy the settlement. In addition, pursuant to the consent judgment we and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

         In addition to the suits discussed above, we have received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. We have responded to these notices in an effort to resolve these matters. The State of Missouri has recently filed a lawsuit seeking penalties and injunctive relief for these violations. We are preparing a response, but are seeking to resolve this matter through a negotiated settlement.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4.3(i) Seventh Amendment to Credit Agreement dated June 28, 2002

               99.1 Section 906 Certification of John M. Meyer, CEO

               99.2 Section 906 Certification of Stephen A. Lightstone, CFO

          (b)  Reports on Form 8-K.

               1.   A Current Report on Form 8-K was filed with the SEC on May
                    14, 2002, to report, under Item 5, our fiscal year 2002
                    earnings. The earnings release, including our Condensed
                    Consolidated Statements of Operations for the 13 weeks ended
                    March 30, 2002, the 14 weeks ended March 31, 2001, and our fiscal years ended March 30, 2002, and March 31, 2001, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

               2.   A Current Report on Form 8-K was filed with the SEC on May
                    17, 2002, to report, under Item 4, the dismissal of Arthur
                    Andersen LLP as our auditors. The letter of Arthur Andersen
                    LLP dated May 16, 2002, was filed as Exhibit 16.1 to the
                    Current Report on Form 8-K.

               3.   A Current Report on Form 8-K was filed with the SEC on June
                    3, 2002, to report, under Item 4, the appointment of
                    Deloitte & Touche LLP as our auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PSF GROUP HOLDINGS, INC.

August 8, 2002                        /s/  Stephen A. Lightstone
--------------                        ------------------------------------------
Date                                  Stephen A. Lightstone
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)