Form 10-Q
period 2002-09-28
PSF GROUP HOLDINGS INC
filed 2002-11-12
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

         For the period ended:   September 28, 2002

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

     As of September  28, 2002,  there were 100,000  shares of the  Registrant's
Class A Common Stock outstanding and 113,301 shares of the Registrant's  Class B
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    PSF Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      September 28, 2002 and March 30, 2002
                                   (in 000's)

                                                                  (Unaudited)
                                                                  September 28,          March 30,
                                                                     2002                 2002
                                                                ----------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $          -       $       7,182
   Accounts receivable, net                                           21,654              21,332
   Inventories                                                       153,680             141,165
   Federal income tax receivable                                       3,325               3,319
   Deferred income taxes                                              15,680              15,680
   Prepaid expenses and other                                          2,953               2,158
                                                                ----------------------------------------
      Total current assets                                           197,292             190,836

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK, at cost:
   Land and improvements                                              99,746              95,349
   Buildings                                                         292,584             292,154
   Machinery and equipment                                           257,670             251,664
   Breeding stock                                                     36,394              38,126
   Construction in progress                                            9,992              16,306
                                                                ----------------------------------------
                                                                     696,386             693,599
   Less- accumulated depreciation                                    189,851             166,591
                                                                ----------------------------------------
      Total property, plant, equipment and breeding stock            506,535             527,008

GOODWILL                                                              75,998              75,998
OTHER LONG-TERM ASSETS:
   Deferred financing costs, net                                       7,957               7,241
   Other                                                               5,612               6,556
                                                                ----------------------------------------
      Total other long-term assets                                    13,569              13,797
                                                                ----------------------------------------

Total assets                                                    $    793,394       $     807,639
                                                                ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks issued against future deposits                        $      3,656       $           -
   Accounts payable                                                    6,567               8,385
   Accrued expenses                                                   27,841              29,494
   Due to related party                                                  930               1,317
   Accrued interest                                                    6,135               4,914
   Current maturities of long-term debt and capital leases               752              26,629
                                                                ----------------------------------------
      Total current liabilities                                       45,881              70,739

LONG-TERM LIABILITIES:
   Long-term debt and capital leases, less current maturities        282,066             246,153
   Other long-term liabilities                                         8,047               8,243
   Due to related party                                                  921                 921
   Deferred income taxes                                              88,128              98,016
                                                                ----------------------------------------
      Total long-term liabilities                                    379,162             353,333
                                                                ----------------------------------------
      Total liabilities                                              425,043             424,072

SHAREHOLDERS' EQUITY:
   Common stock                                                            2                   2
   Additional paid-in capital                                        373,987             373,673
   Accumulated other comprehensive (loss) income, net of tax            (419)                345
   (Accumulated deficit) Retained earnings                            (5,219)              9,547
                                                                ----------------------------------------
       Total shareholders' equity                                    368,351             383,567
                                                                ----------------------------------------

Total liabilities and shareholders' equity                      $    793,394       $     807,639
                                                                ========================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
         13 and 26 weeks ended September 28, 2002 and September 29, 2001
                                   (in 000's)
                                   (Unaudited)

                                                            13 Weeks Ended                             26 Weeks Ended
                                                  September 28,          September 29,       September 28,        September 29,
                                                      2002                   2001                2002                 2001
                                               ------------------    -----------------    -----------------    -----------------

Net sales                                      $         145,735     $        176,567     $      294,784       $     347,729
Cost of goods sold                                       153,276              139,344            299,425             280,720
                                               ------------------    -----------------    -----------------    -----------------
     Gross profit                                         (7,541)              37,223             (4,641)             67,009

Selling, general and administrative expenses               4,024                5,602              8,973              11,238
Other income                                                (119)                 (80)              (746)               (108)
                                               ------------------    -----------------    -----------------    -----------------
     Operating  (loss) income                            (11,446)              31,701            (12,868)             55,879

Interest expense (income):
   Interest expense                                        5,780                5,203             11,390              12,129
   Interest income                                           (54)                (138)               (91)               (268)
                                               ------------------    -----------------    -----------------    -----------------
Interest expense, net                                      5,726                5,065             11,299              11,861
                                               ------------------    -----------------    -----------------    -----------------
     (Loss) income before income taxes                   (17,172)              26,636            (24,167)             44,018
            and extraordinary items
     Income tax (benefit) expense                         (6,680)              10,694             (9,401)             17,663
                                               ------------------    -----------------    -----------------    -----------------

Net (loss) income before extraordinary items             (10,492)              15,942            (14,766)             26,355

Loss on early extinguishment of debt, net of tax               -                    -                  -               1,315

                                               ------------------    -----------------    -----------------    -----------------
Net (loss) income                              $         (10,492)    $         15,942     $      (14,766)      $      25,040
                                               ==================    =================    =================    =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
            26 Weeks ended September 28, 2002 and September 29, 2001
                                   (in 000's)
                                   (Unaudited)

                                                                     September 28,          September 29,
                                                                          2002                  2001
                                                                 ------------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                                             $         (14,766)     $         25,040
 Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating activities:
   Depreciation and amortization                                            30,742                27,653
   Amortization of deferred financing costs                                    674                   531
   Deferred income taxes                                                    (9,888)               15,568
   Loss (gain) on sale of assets                                               724                (2,980)
   Changes in operating assets and liabilities, net:
     Accounts receivable                                                      (322)               (1,323)
     Inventories                                                           (12,515)              (16,695)
     Prepaid expenses and other assets                                        (582)                6,731
     Accounts payable, accrued expenses and other liabilities               (3,605)               (2,882)
                                                                 -------------------------------------------
Net cash (used in) provided by operating activities                         (9,538)               51,643

INVESTING ACTIVITIES:
  Purchases of property, plant, equipment and breeding stock               (16,251)              (56,198)
  Proceeds from disposal of fixed assets                                     5,219                 7,304
                                                                 -------------------------------------------
Net cash used in investing activities                                      (11,032)              (48,894)

FINANCING ACTIVITIES:
  Checks issued against future deposits                                      3,656                     -
  Proceeds from long-term debt                                                   -               173,591
  Proceeds from (payments on) revolving debt, net                           23,751                  (526)
  Deferred financing costs                                                    (304)               (4,619)
  Repayments on long-term debt                                             (13,715)             (175,902)
                                                                 -------------------------------------------
Net cash provided by (used in) financing activities                         13,388                (7,456)

Net decrease in cash and cash equivalents                                   (7,182)               (4,707)

CASH AND CASH EQUIVALENTS, beginning of period                               7,182                 8,560
                                                                 -------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                         $               -     $           3,853

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                   $           9,002     $           9,863
 Income tax paid                                                                 5                   600
 Noncash financing activity- Deferred financing costs
      payable for credit amendment                                           1,086                     -

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in PSF Group
Holdings, Inc. and Subsidiaries (the "Company") consolidated financial statements for the year ended March 30, 2002 filed with the Securities and
Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company and the results of its operations.

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, as a result of the extensive record keeping requirements of SFAS 133, management has elected not to designate and account for these contracts as hedges. Effective as of April 1, 2001, these contracts were marked to market through earnings. Changes in the fair value of the existing commodity contracts and those commodity contracts entered into subsequent to April 1, 2001 have been recorded in the period in which they occur. Net gains (losses) recognized during the 26 weeks ended September 28,
2002 and September 29, 2001 in gross profit were $1,839,000 and ($10,473,000), respectively. Net losses recognized during the 13 weeks ended September 28, 2002 and September 29, 2001 in gross profit were ($672,000) and ($1,784,000), respectively.

During the year ended March 30, 2002 the Company entered into an interest rate swap agreement in order to effectively convert the benchmark interest rate on the $75 million term note from variable to fixed rate debt.

The Company's comprehensive (loss) income includes net (loss) income and the change in the fair market value of the interest rate swap, net of tax.
Comprehensive (loss) income for the 13 weeks ended September 28, 2002 and
September 29, 2001 was ($10,804,000) and $17,644,000, respectively.
Comprehensive (loss) income for the 26 weeks ended September 28, 2002 and
September 29, 2001 was ($15,530,000) and $23,213,000, respectively.

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

The Company elected early adoption of these rules and recognized the effect of the new pronouncements in fiscal year 2002. Assessment of the fair value of the relevant reporting units was completed during the second quarter of fiscal year
2003, resulting in no impairment of recorded goodwill. The effect of discontinuing goodwill amortization increased income before income taxes by approximately $685,000 for the 13 weeks ended September 28, 2002 and September
29, 2001 and by approximately $1,370,000 for the 26 weeks ended September 28,
2002 and September 29, 2001.

Asset retirement obligations
On June 30, 2001 the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset
Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of long-lived assets. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact, if any, that the adoption of this new standard will have on its financial statements.

Impairment of long-lived assets
In August 2001, the Financial Accounting Standards Board issued its Statement of
Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the
Impairment of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
and the accounting and reporting provisions of APB No. 30, "Reporting the
Results of Operations - Reporting the Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions." SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The statement did not have a material impact on the financial statements.

Early extinguishment of debt
During April 2002, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." This Statement rescinds SFAS 4, "Reporting Gains and Losses from
Extinguishment of Debt" and SFAS 44, "Accounting for Intangible Assets of Motor
Carriers." This Statement amends SFAS 13, "Accounting for Leases," so that certain lease modifications that have economic effects that are similar to sales-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally, SFAS 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to SFAS 13 is effective for transactions occurring after May 15, 2002.
The Company has not determined the impact, if any, that the adoption of this new standard will have on its financial statements.

Note 3 - Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consisted of the following (in thousands):

                                        Sept. 28, 2002            March 30, 2002
                                        --------------            --------------
Hogs                                         $ 140,248                 $ 124,449
Processed pork and pork products                 7,177                    10,704
Packaging and supplies                           2,629                     2,762
Grain, feed additives and other                  3,626                     3,250
                                             ---------                 ---------
                                             $ 153,680                 $ 141,165
                                             =========                 =========

Note 4 - Segment information

The accounting policies for the segments are the same as those described in the footnotes included in the Company's March 30, 2002 audited financial statements.
The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company's management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current taxes, the Company's goodwill, interest expense and intersegment elimination (in thousands):

                                                Pork               Hog            Corporate
                                             Processing        Production         and Other           Total
                                          ----------------  ----------------  ----------------  ----------------

For the 13 weeks ended September 28, 2002-
   Net sales                                 $ 134,419         $ 85,211         $ (73,895)        $ 145,735
   Intersegment sales                           (1,987)         (71,908)                -                 -
   Operating income (loss)                       5,662          (14,138)           (2,970)          (11,446)

For the 13 weeks ended September 29, 2001-
   Net sales                                   157,551          119,588          (100,572)          176,567
   Intersegment sales                           (1,038)         (99,534)                -                 -
   Operating income (loss)                       6,010           30,226            (4,535)           31,701

For the 26 weeks ended September 28, 2002-
   Net sales                                   269,988          175,319          (150,523)          294,784
   Intersegment sales                           (3,282)        (147,241)                -                 -
   Operating income (loss)                      10,782          (17,513)           (6,137)          (12,868)

For the 26 weeks ended September 29, 2001-
   Net sales                                   317,509          233,363          (203,143)          347,729
   Intersegment sales                           (1,655)        (201,488)                -                 -
   Operating income (loss)                       8,507           56,560            (9,188)           55,879

As of September 28, 2002-
   Assets                                      189,623          515,568            88,203           793,394

As of March 30, 2002-
   Assets                                      199,714          514,787            93,138           807,639

Note 5 - Early extinguishment of debt

On June 7, 2001, Premium Standard Farms, Inc., a wholly-owned subsidiary of the
Company, issued $175,000,000 of 9 1/4% senior unsecured notes due 2011 ("9 1/4%
Notes"). A portion of the net proceeds from the private placement debt offering was used to redeem all $137.9 million principal amount of the 11% senior secured payment-in-kind notes ("PIK Notes") with the remaining net proceeds used to pay down the Company's bank credit facility. An extraordinary charge of $2,191,483, before tax of $876,593, was recorded in the Condensed Consolidated Statement of
Operations for the 13 weeks ended June 30, 2001 resulting from the loss on the early extinguishment of the PIK Notes. Premium Standard Farms, the Company, and
the Company's other wholly-owned subsidiaries subsequently filed a joint registration statement on Form S-4 with the Securities and Exchange Commission, as amended and declared effective on August 14, 2001, to register exchange notes
("Exchange Notes") and the guarantees of the Exchange Notes. The Exchange Notes have substantially identical terms to the privately placed 9 1/4% Notes, except that the Exchange Notes are freely tradeable. All of the holders of the privately placed 9 1/4% Notes tendered their notes for the registered Exchange
Notes.

Note 6 - Amendments to Credit Agreement

Effective June 28, 2002, the Company and its bank group amended the Credit
Agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10.0 million to $15.0 million, and amend certain financial covenants and pricing terms.

Effective September 27, 2002, the Company and its bank group amended the Credit
Agreement to increase the Company's revolving credit facility by $50.0 million to $150.0 million in total availability subject to a borrowing base calculation, among other things. The amendment also defers quarterly principal payments on the Company's term debt for a one year period and amends certain financial covenants. Obligations under the Credit Agreement are secured by liens on substantially all of the Company's assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company based on the agent bank's prime rate, the Federal Funds Rate plus one half of one percent or LIBOR plus, in each case, an applicable margin, determined by the Company's leverage ratio, currently ranging from 1.5% to 3.125% depending on the type of borrowing and fluctuating rate the Company is using. All borrowings under the revolving credit facility mature on August 21, 2004 and the term debt matures on August 21, 2005.
Financing costs associated with the amendment have been capitalized and are being amortized over the life of the amended Credit Agreement.

Note 7 - Litigation

The Company has settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the
Company and ContiGroup Companies, Inc. ("ContiGroup"). In 1998, the Company
engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and
ContiGroup purchased a 51.0% ownership interest in the Company (the "1998
ContiGroup transaction"). To the extent that ContiGroup incurs any liability in this litigation, the Company assumed that liability pursuant to the terms of the
1998 ContiGroup transaction. The U.S. Environmental Protection Agency (the
"E.P.A.") had intervened in the same action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement resolves all outstanding issues of ContiGroup and the Company with the E.P.A. This consent decree built upon the 1999 consent decree with the State of Missouri referenced below. A consent decree entered with the E.P.A. in 2001 (the "2001
Consent Decree") requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The new counsel for the citizens has submitted a petition for recovery of attorneys' fees in connection with the lawsuits against both the Company and ContiGroup. The Company believes the majority of these fees have been previously paid and resolved. The Company believes the resolution of this matter will not have a material adverse effect upon its financial position or results of operations.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. The Company assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment pursuant to which the Company is obligated to invest $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. The Company is in the fourth year of that five year period and has spent $11.4 million to satisfy the settlement. In addition, pursuant to the consent judgment the
Company and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

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

Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County,
Kansas City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with the Company. The primary allegation is that offensive odors from these farms interfered with the plaintiffs' right to use and have quiet enjoyment of their respective properties. The Company is obligated by contract to indemnify
ContiGroup for any liabilities arising from this litigation. The Company believes it has good defenses to these actions, and intends to vigorously defend these suits.

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
the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tariffs; domestic and international transportation disruptions; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing;
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

Results of Operations

13 Weeks Ended September 28, 2002 Compared to the 13 Weeks Ended September 29, 2001

     The following table presents selected financial information for our production and processing segments for the 13 weeks ended September 28, 2002 and
September 29, 2001. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended September 28, 2002 to the quarter ended September 29,
2001. Intersegment sales are based on market prices.

                                                  For the 13 Weeks Ended                                     Qtr to Qtr Change
                                ------------------------------------------------------------------     ----------------------------

                                 September 28, 2002        %        September 29, 2001%           2002 to 2001%
                                -------------------  ------------   ------------------  -----------     -------------  ------------
                                                                (In millions except percentages)
Net Sales
     Production                             $ 85.2        58.5%             $ 119.6       67.7%           $ (34.4)        (28.8)%
     Processing                              134.4        92.2%               157.6       89.2%             (23.2)        (14.7)%
     Intersegment                            (73.9)      (50.7)%              (100.6)     (57.0)%              26.7             -
                                -------------------  ------------   ------------------  -----------     -------------  ------------
       Total Net Sales                     $ 145.7       100.0%             $ 176.6      100.0%           $ (30.9)        (17.5)%
                                ===================  ============   ==================  ===========     =============  ============

Gross Profit
     Production                            $ (14.3)      190.7%              $ 30.4       81.7%           $ (44.7)       (147.0)%
     Processing                                6.8       (90.7)%                 6.8       18.3%                 -             - %
                                -------------------  ------------   ------------------  -----------     -------------  ------------
       Total Gross Profit                   $ (7.5)      100.0%              $ 37.2      100.0%           $ (44.7)       (120.2)%
                                ===================  ============   ==================  ===========     =============  ============

Operating (Loss) Income
     Production                            $ (14.1)      123.7%              $ 30.2       95.3%           $ (44.3)       (146.7)%
     Processing                                5.7       (50.0)%                 6.0       18.9%              (0.3)         (5.0)%
     Corporate                                (3.0)       26.3%                (4.5)     (14.2)%               1.5          33.3%
                                -------------------  ------------   ------------------  -----------     -------------  ------------
  Total Operating (Loss) Income            $ (11.4)      100.0%              $ 31.7      100.0%           $ (43.1)       (136.0)%
                                ===================  ============   ==================  ===========     =============  ============

Consolidated

Net Sales. Net sales decreased by $30.9 million, or 17.5%, to $145.7 million in the second quarter of fiscal year 2003 from $176.6 million in the comparable period last year. The decrease was attributed to a decrease in prices of $38.6 million, which was offset by an increase in volume of $7.7 million. Wholesale pork prices were severely impacted by an increased supply of pork industry-wide and the lingering impact of the Russian ban on poultry imported from the United
States, which contributed to excess levels of meat protein in the domestic market. For the quarter there was a 5% increase in industry-wide pork production compared to the same period last year. This increase caused significant decreases in market hog and wholesale pork prices during August and early
September. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $44.7 million, or 120.2%, to a loss of
$7.5 million in the second quarter of fiscal year 2003 from a profit of $37.2 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog and pork product prices during the second quarter of fiscal year 2003 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower as a percentage of net sales at 2.8% in the second quarter of fiscal year 2003 compared to 3.2% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $1.6 million, or 28.2%, to $4.0 million in the second quarter of fiscal year 2003 from $5.6 million in the comparable period last year. The majority of the decrease is attributable to legal expenses incurred in the second quarter of fiscal year 2002 to settle outstanding litigation and decreased bonus accruals for the current fiscal year.

Operating (Loss) Income. Operating income decreased by $43.1 million, or 136.0%, to an operating loss of $11.4 million in the second quarter of fiscal year 2003 from an operating income of $31.7 million in the comparable period last year.
The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $0.7 million, or
13.1%, to $5.7 million in the second quarter of fiscal year 2003 from $5.0 million in the comparable period last year. The increase was caused by an increase in total interest-bearing debt outstanding offset slightly by a decrease in interest rates. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was a benefit of 38.9% in the second quarter of fiscal year 2003 compared to an expense of 40.1% in the comparable period last year. The difference was primarily attributable to the utilization of state income tax credits.

Segment Analysis

Hog Production. Net sales decreased by $34.4 million, or 28.8%, to $85.2 million in the second quarter of fiscal year 2003 from $119.6 million in the comparable period last year. The decrease primarily resulted from a 32.4% decrease in net market hog sales prices, partially offset by a 5.5% increase in volume attributable to the effects of our Texas sow herd expansion and additional contract production. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated
Statements of Operations.

     Gross profit decreased by $44.7 million, or 147.0%, to a loss of $14.3 million in the second quarter of fiscal year 2003 from a gross profit of $30.4 million in the comparable period last year. The decrease was primarily the result of a higher volume of hogs produced at a negative margin due to the lower net market hog sales price mentioned above. Hog production costs per hundredweight were 5.8% higher during the second quarter of fiscal year 2003 compared to the same period last year mainly due to

higher feed ingredient costs, lower values on culled animals which impact production costs and a lower weight per animal marketed.

     Operating income decreased by $44.3 million, or 146.7%, to an operating loss of $14.1 million in the second quarter of fiscal year 2003 from an operating income of $30.2 million in the comparable period last year. The decrease is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $23.2 million, or 14.7%, to $134.4 million in the second quarter of fiscal year 2003 from $157.6 million in the comparable period last year. The decrease resulted from a 23.0% decrease in pork product sales prices, partially offset by a 10.9% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to the expansion at the Clinton, North Carolina plant completed in late fiscal year 2002, which increased capacity from 6,500 hogs per day to 10,000 hogs per day.

     Gross profit remained flat at $6.8 million in the second quarter of fiscal years 2003 and 2002. Lower margins on pork products due to lower pork prices were offset by higher volume through the plants during the second quarter of fiscal year 2003 compared to the same period last year. Processing costs increased 3.4% during the second quarter of fiscal year 2003 compared to the same period last year, primarily the result of increased depreciation expense related to the Clinton plant expansion and added emphasis on value-added products which cost more to produce.

     Operating income decreased by $0.3 million, or 5.0%, to $5.7 million in the second quarter of fiscal year 2003 from $6.0 million in the comparable period last year. The decrease was attributed to the factors mentioned above.

26 Weeks Ended September 28, 2002 Compared to the 26 Weeks Ended September 29, 2001

     The following table presents selected financial information for our production and processing segments for the first two quarters ended September
28, 2002 and September 29, 2001. Net sales, gross profit and operating (loss)
income by segment are also presented as a percentage of their respective totals.
The two columns under year-to-year change show the dollar and percentage change from the first two quarters ended September 28, 2002 to the first two quarters ended September 29, 2001. Intersegment sales are based on market prices.

                                                          For the 26 Weeks Ended                            Year to Year Change
                                     ------------------------------------------------------------------     ---------------------------

                                     September 28, 2002        %        September 29, 2001%           2002 to 2001%
                                     -------------------  ------------  ------------------  -----------     -------------  ------------
                                                                     (In millions except percentages)
Net Sales
     Production                                 $ 175.3        59.5%             $ 233.4       67.1%           $ (58.1)       (24.9)%
     Processing                                   270.0        91.6%               317.5       91.3%             (47.5)       (15.0)%
     Intersegment                                (150.5)      (51.1)%              (203.2)     (58.4)%              52.7            -
                                     -------------------  ------------  ------------------  -----------     -------------  ------------
       Total Net Sales                          $ 294.8       100.0%             $ 347.7      100.0%           $ (52.9)       (15.2)%
                                     ===================  ============  ==================  ===========     =============  ============

Gross Profit
     Production                                 $ (17.8)      378.7%              $ 57.0       85.1%           $ (74.8)      (131.2)%
     Processing                                    13.1      (278.7)%                10.0       14.9%               3.1         31.0%
                                     -------------------  ------------  ------------------  -----------     -------------  ------------
       Total Gross Profit                        $ (4.7)      100.0%              $ 67.0      100.0%           $ (71.7)      (107.0)%
                                     ===================  ============  ==================  ===========     =============  ============

Operating (Loss) Income
     Production                                 $ (17.5)      135.7%              $ 56.6      101.3%           $ (74.1)      (130.9)%
     Processing                                    10.8       (83.7)%                 8.5       15.2%               2.3         27.1%
     Corporate                                     (6.2)       48.1%                (9.2)     (16.5)%               3.0         32.6%
                                     -------------------  ------------  ------------------  -----------     -------------  ------------
       Total Operating (Loss) Income            $ (12.9)      100.0%              $ 55.9      100.0%           $ (68.8)      (123.1)%
                                     ===================  ============  ==================  ===========     =============  ============

Consolidated

Net Sales. Net sales decreased by $52.9 million, or 15.2%, to $294.8 million in the first two quarters of fiscal year 2003 from $347.7 million in the comparable period last year. The decrease was attributed to a decrease in prices of $73.9 million, which was offset by an increase in volume of $21.0 million. Pork prices were severely impacted by several factors, including, an increased supply of pork industry wide, compounded by an increased supply of all meat proteins. Much of the increase in meat proteins was attributed to the Russian ban on poultry imports from the United States, which has been lifted recently but still has a lingering effect. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $71.7 million, or 107.0%, to a loss of
$4.7 million in the first two quarters of fiscal year 2003 from a profit of
$67.0 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog and pork product prices during the first two quarters of fiscal year 2003 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower as a percentage of net sales at 3.0% in the first two quarters of fiscal year 2003 compared to 3.2% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $2.2 million, or 20.1%, to $9.0 million in the first two quarters of fiscal year 2003 from $11.2 million in the comparable period last year. The majority of the decrease is attributable to legal expenses incurred in the first two quarters of fiscal year 2002 to settle outstanding litigation and decreased bonus accruals for the current fiscal year.

Operating (Loss) Income. Operating income decreased by $68.8 million, or 123.1%, to an operating loss of $12.9 million in the first two quarters of fiscal year
2003 from an operating income of $55.9 million in the comparable period last year. The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $0.6 million, or
4.7%, to $11.3 million in the first two quarters of fiscal year 2003 from $11.9 million in the comparable period last year. The decrease was attributed to a decrease in interest rates on our variable rate debt, offset slightly by an increase in total interest-bearing debt outstanding. See Liquidity and Capital
Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was a benefit of 38.9% in the first two quarters of fiscal year 2003 compared to an expense of 40.1% in the comparable period last year. The difference was primarily attributable to the utilization of state income tax credits.

Segment Analysis

Hog Production. Net sales decreased by $58.1 million, or 24.9%, to $175.3 million in the first two quarters of fiscal year 2003 from $233.4 million in the comparable period last year. The decrease primarily resulted from a 30.2%
decrease in net market hog sales prices, partially offset by a 7.6% increase in volume attributable to the effects of our Texas sow herd expansion and additional contract production. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed
Consolidated Statements of Operations.

     Gross profit decreased by $74.8 million, or 131.2%, to a loss of $17.8 million in the first two quarters of fiscal year 2003 from a gross profit of
$57.0 million in the comparable period last year. The decrease was primarily the result of a higher volume of hogs produced at a negative margin due to the lower net market hog sales price mentioned above. Hog production costs per hundredweight were 1.8% higher during the first two quarters of fiscal year 2003 compared to the same period last year mainly due to lower values on culled animals which impact production costs and a lower weight per animal marketed.

     Operating income decreased by $74.1 million, or 130.9%, to an operating loss of $17.5 million in the first two quarters of fiscal year 2003 from an operating income of $56.6 million in the comparable period last year. The decrease is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $47.5 million, or 15.0%, to $270.0 million in the first two quarters of fiscal year 2003 from $317.5 million in the comparable period last year. The decrease resulted from a 22.4% decrease in pork product sales prices, partially offset by a 9.6% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to the expansion at the Clinton, North Carolina plant completed in late fiscal year 2002, which increased capacity from 6,500 hogs per day to
10,000 hogs per day.

     Gross profit increased by $3.1 million, or 31.0%, to $13.1 million in the first two quarters of fiscal year 2003 from $10.0 million in the comparable period last year. The increase primarily resulted from higher margins on pork products due to lower market hog prices coupled with higher volume through the plants. Processing costs increased 7.3% during the second quarter of fiscal year
2003 compared to the same period last year, primarily the result of increased depreciation expense related to the Clinton plant expansion and added emphasis on value-added products, which cost more to produce.

     Operating income increased by $2.3 million, or 27.1%, to $10.8 million in the first two quarters of fiscal year 2003 from $8.5 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

     Net cash flow (used in) and provided by operating activities was ($9.5)
million and $51.6 million for the first two quarters ended in fiscal years 2003 and 2002, respectively. The decrease in the first two quarters of fiscal year
2003 compared to the same period last year was primarily due to a decrease in net income, the change in deferred taxes and an increase in working capital requirements partially offset by an increase in non-cash depreciation charges.
Non-cash charges increased in the first two quarters of fiscal year 2003 compared to the same period last year due to incremental depreciation expense of expansion projects completed and capitalized in fiscal year 2002.

     Net cash flow used in investing activities was $11.0 million and $48.9 million for the first two quarters ended in fiscal years 2003 and 2002, respectively. Net cash used in investing activities consisted of $16.2 million and $56.2 million for capital expenditures relating to property, plant and equipment and breeding stock during the first two quarters ended in fiscal years
2003 and 2002, respectively. The Company received proceeds from disposal of fixed assets of $5.2 million and $7.3 million during the first two quarters ended in fiscal years 2003 and 2002, respectively, primarily representing culled breeding stock. The decrease in capital expenditures is the result of the completion of expansion projects at our Clinton, North Carolina plant and our
Texas production facilities during fiscal year 2002.

     Net cash flow provided by and (used in) financing activities was $13.4 million and ($7.5) million for the first two quarters ended in fiscal years 2003 and 2002, respectively. In the first quarter of fiscal year 2002, Premium
Standard Farms issued $175 million of 9 1/4% senior unsecured notes due 2011("9
1/4% Notes"), which were used to retire $137.9 million of 11% senior secured payment-in-kind notes ("PIK Notes") on July 7, 2001. An associated 1% prepayment penalty on these PIK Notes, which was also paid on July 7, 2001, resulted in an extraordinary charge of $1.3 million, net of taxes. With the remaining proceeds, we also prepaid $25 million of bank term debt, made a $6.3 million quarterly payment on bank term debt and paid down $4.0 million on our revolving credit facility. The 9 1/4% Notes contain customary covenants and are redeemable by
Premium Standard Farms under certain circumstances.

     Working capital is provided under a Credit Agreement that provides for up to $150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula) and a term loan facility with $56.3 million outstanding at September 28, 2002. Effective June 28, 2002, the Credit
Agreement was amended to extend the revolving credit facility one year, increase the letter of credit commitment from $10 million to $15 million, and amend certain financial covenants and pricing terms, among other things. Effective
September 27, 2002, the Credit Agreement was amended to increase the revolving credit facility by $50.0 million to $150.0 million in total availability subject to a borrowing base calculation, defer quarterly principal payments on the term debt for one year, and amend certain financial covenants and pricing terms, among other things. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us based on the agent bank's prime rate, the Federal Funds Rate plus one half of one percent or LIBOR plus, in each case, an applicable margin, determined by our leverage ratio, currently ranging from 1.5% to 3.125% depending on the type of borrowing and fluctuating rate we are using. All borrowings under the revolving credit facility mature on August
21, 2004, and all borrowings under the term debt mature on August 21, 2005.

     Total indebtedness at September 28, 2002 was $282.8 million, as compared to
$265.8 million at September 29, 2001. At September 28, 2002, we had $47.0
million outstanding under our revolving credit facility, $10.0 million in letters of credit and $76.7 million available for borrowing under our revolving credit facility.

     In fiscal 2003, we plan to spend approximately $36 million on capital expenditures, of which we expect to spend approximately:

        •        $14 million in upgrades and improvements in our processing operations;

        •        $9 million in upgrades and improvements in our production
                      operations; and

        •        $13 million in net breedstock purchases.

     Under our consent decree with the Attorney General of the State of Missouri we are required to invest $13.6 million in research and development over the next two years.

     We believe that available borrowings under our revolving credit facility and cash flow from operations will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.
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

        The following table represents a summary of our contractual cash obligations as of September 28, 2002:

                                                       Payments due by period
Contractual Cash Obligations              Total     Current    1-3 years  4-5 years  Thereafter
                                                          (in thousands)

Long-Term Debt                          $ 278,271 $       -   $ 103,271     $     -    $175,000
Capital Lease Obligations                   4,547       752       1,657       1,841         297
Operating Leases                           21,809     5,187       8,081       4,062       4,479
Unconditional Purchase Obligations         10,779    10,779           -           -           -
Other Long-Term Obligations                 2,000     1,000       1,000           -           -
                                           ------    ------      ------      ------      ------
Total Contractual Cash Obligations      $ 317,406 $  17,718   $ 114,009     $ 5,903    $179,776
                                       ========== =========   ==========   ========    ========

     Most of our hogs are raised in facilities that we own. Some of our hogs, however, are raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to 12 years. These payments represented approximately 11 percent of our hog production segment's cost of goods sold for the first two quarters ended
September 28, 2002. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

Critical Accounting Policies

     In preparing the condensed consolidated financial statements in accordance with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the condensed consolidated financial statements and during the reporting period. Actual results may differ from those estimates due to the complexity and subjectivity of those estimates. Management has identified the accounting policies it believes to be the most important as inventory valuation of livestock, contingent liabilities, and accounting for derivative instruments.

     Inventory valuation of livestock is calculated based on a standard cost model for each geographic hog production region. This model is based on the budgeted costs and inventory projections at each age and phase of the production cycle, adjusted to actual costs and reduced to the lower of cost or market when required. Management believes this method for valuing livestock most accurately represents actual inventory costs. At each balance sheet date management compares the projected costs to complete current inventory to projected future revenues. To the extent the estimated cost exceeds projected future revenue an impairment is recorded.

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
Instruments and Hedging Activities." Because of the complexity involved in getting hedge treatment for our commodity contracts, we mark these exchange traded contracts to market with the resulting gain or loss recorded in sales for lean hog contracts or cost of

sales for all other commodity contracts. This may result in large fluctuations in our earnings depending on the volume ofcommodity contracts and their corresponding volatility.

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the first two quarters ended September
28, 2002, we recognized gains under SFAS 133 of $1.3 million in net sales for gains related to lean hog futures and gains of $0.5 million in costs of goods sold relating to the hedging of feed components. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.
As of September 28, 2002, the potential change in fair value of open exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $5.7 million.

     We are exposed to changes in interest rates. Our term debt and revolving credit facility have variable interest rates. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus its spread (currently 3.125% at September 28, 2002).
The swap is accounted for as a cash flow hedge under SFAS 133. During the first two quarters ended September 28, 2002, we recognized a $0.8 million loss, net of tax, into Accumulated other comprehensive loss for the change in the market value of the swap.

     The 9 1/4% Notes had a fair value of approximately $119.0 million as of
September 28, 2002 based on inter-dealer prices, as compared to the book value of $175.0 million as of September 28, 2002.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     Please see "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Market Risk" above.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         Within 90 days prior to the filing date of this report (the "Evaluation
     Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange
     Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the
     Evaluation Date, the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange
     Commission rules and forms.

(b) Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     We have settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and
ContiGroup Companies, Inc. ("ContiGroup"). In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its
North Missouri Farms hog production operations and ContiGroup purchased a 51.0%
ownership interest in us (the "1998 ContiGroup transaction"). To the extent that
ContiGroup incurs any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction. The U.S. Environmental
Protection Agency (the "E.P.A.") had intervened in our action and filed a separate notice of violation against us under the Clean Air Act. This settlement resolves all outstanding issues of ContiGroup and us with the E.P.A. This consent decree built upon the 1999 consent decree with the State of Missouri referenced below. A recent consent decree entered with the E.P.A. in 2001 (the
"2001 Consent Decree") requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen content concentration of effluent applied to area fields over a prescribed time period. Other key elements of the 2001 Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The new counsel for the citizens has submitted a petition for recovery of attorneys' fees in connection with the lawsuits against both us and ContiGroup. We believe the majority of these fees have been previously paid and resolved. We believe the resolution of this matter will not have a material adverse effect upon our financial position or results of operations.

     In 1999, we settled a suit filed by the Attorney General of the State of
Missouri against us and ContiGroup. We assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment pursuant to which we are obligated to invest $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. We are in the fourth year of that five year period and have spent $11.4 million to satisfy the settlement. In addition, pursuant to the consent judgment we and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

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

     Two nuisance suits were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City,
Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with us. The primary allegation is that offensive odors from these farms interfered with the plaintiffs' right to use and have quiet enjoyment of their respective properties. We are obligated by contract to indemnify ContiGroup for any liabilities arising from this litigation. We believe we have good defenses to these actions, and intend to vigorously defend these suits.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on September 19, 2002 in
         Dalhart, Texas. The only item submitted to a vote of shareholders was the election of directors. The table below briefly describes the results of the shareholders' vote.

                                                          For         Withheld
                To elect Class A directors:
                Ronald Justice                            77,675          1
                Maurice McGill                            77,675          1
                Dean Mefford                              77,675          1
                Mitch Petrick                             77,675          1
                To elect Class B directors:
                Paul Fribourg                            113,301          0
                John Meyer                               113,301          0
                Vart Adjemian                            113,301          0
                Michael Zimmerman                        113,301          0

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1      Eighth Amendment to Credit Agreement, dated as of
                           September 27, 2002 (incorporated by reference to
                           Exhibit 4.1 to the Company's Current Report on Form
                           8-K filed on October 1, 2002)

                  99.1     Section 906 Certification of John M. Meyer, CEO

                  99.2     Section 906 Certification of Stephen A. Lightstone, CFO

         (b)      Reports on Form 8-K.

                  1.  A Current Report on Form 8-K was filed with the SEC on
                      August 13, 2002, to report, under Item 5, our first
                      quarter earnings. The earnings release, including our
                      Unaudited Condensed Consolidated Statements of Operations
                      for the 13 weeks ended June 29, 2002, and June 30, 2001,
                      was filed as Exhibit 99.1 to the Current Report on Form
                      8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PSF GROUP HOLDINGS, INC.

November 11, 2002                      /s/  Stephen A. Lightstone
-----------------                      -----------------------------------------
Date                                   Stephen A. Lightstone
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)

                                 CERTIFICATIONS

I, John M. Meyer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PSF Group
         Holdings, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;

         b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and

         c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and

         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

                                       /s/ John M. Meyer
                                       -----------------------------------------
                                       John M. Meyer
                                       Chief Executive Officer
                                       (Principal Executive Officer)

I, Stephen A. Lightstone, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PSF Group
         Holdings, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;

         b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and

         c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and

         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

                                       /s/  Stephen A. Lightstone
                                       -----------------------------------------
                                       Stephen A. Lightstone
                                       Chief Financial Officer
                                       (Principal Financial Officer)

