Form 10-Q
period 2002-12-28
PSF GROUP HOLDINGS INC
filed 2003-02-11
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended:   December 28, 2002

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
incorporation or organization                          Identification No.)

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

         As of December 28, 2002, there were 100,000 shares of the Registrant's
Class A Common Stock outstanding and 113,301 shares of the Registrant's Class B
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PSF Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      December 28, 2002 and March 30, 2002
                                   (in 000's)
                                   (Unaudited)

                                                                 December 28,      March 30,
                                                                    2002             2002
                                                             ---------------------------------
ASSETS
   CURRENT ASSETS:
   Cash and cash equivalents                                        $      -          $ 7,182
   Accounts receivable, net                                            24,860          21,332
   Inventories                                                        158,752         141,165
   Federal income tax receivable                                        4,281           3,319
   Deferred income taxes                                               15,680          15,680
   Prepaid expenses and other                                           2,175           2,158
                                                             ---------------------------------
      Total current assets                                            205,748         190,836

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK, at cost:
   Land and improvements                                               99,740          95,349
   Buildings                                                          292,979         292,154
   Machinery and equipment                                            259,734         251,664
   Breeding stock                                                      35,950          38,126
   Construction in progress                                             8,931          16,306
                                                             ---------------------------------
                                                                      697,334         693,599
   Less- accumulated depreciation                                     201,536         166,591
                                                             ---------------------------------

      Total property, plant, equipment and breeding stock             495,798         527,008

GOODWILL                                                               75,998          75,998
OTHER LONG-TERM ASSETS:
   Deferred financing costs, net                                      7,521           7,241
     Other                                                              5,775           6,556
                                                             ---------------------------------
      Total other long-term assets                                     13,296          13,797
                                                             ---------------------------------

Total assets                                                        $ 790,840       $ 807,639
                                                             =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks issued against future deposits                              $ 3,692     $         -
   Accounts payable                                                    10,509           8,385
   Accrued expenses                                                    28,113          29,494
   Due to related party                                                 1,050           1,317
   Accrued interest                                                     1,964           4,914
   Current maturities of long-term debt and capital leases              7,016          26,629
                                                             ---------------------------------
      Total current liabilities                                        52,344          70,739

LONG-TERM LIABILITIES:
   Long-term debt and capital leases, less current maturities         293,033         246,153
   Other long-term liabilities                                          8,355           8,243
   Due to related party                                                     -             921
   Deferred income taxes                                               81,293          98,016
                                                             ---------------------------------
      Total long-term liabilities                                     382,681         353,333
                                                             ---------------------------------
      Total liabilities                                               435,025         424,072

SHAREHOLDERS' EQUITY:
   Common stock                                                             2               2
   Additional paid-in capital                                         373,688         373,673
   Accumulated other comprehensive (loss) income, net of tax             (403)            345
   (Accumulated deficit) Retained earnings                            (17,472)          9,547
                                                             ---------------------------------
       Total shareholders' equity                                     355,815         383,567
                                                             ---------------------------------

Total liabilities and shareholders' equity                          $ 790,840       $ 807,639
                                                             =================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
          13 and 39 weeks ended December 28, 2002 and December 29, 2001
                                   (in 000's)
                                   (Unaudited)

                                                                          13 Weeks Ended              39 Weeks Ended
                                                                 December 28,    December 29,    December 28,    December 29,
                                                                     2002           2001           2002           2001
                                                                 -------------   ------------   ------------   ---------------

Net sales                                                           $ 154,090      $ 173,278      $ 448,874         $ 521,006
Cost of goods sold                                                    163,393        162,272        462,818           442,984
                                                                 -------------   ------------   ------------   ---------------
     Gross profit                                                      (9,303)        11,006        (13,944)           78,022

Selling, general and administrative expenses                            4,530          5,552         13,503            16,796
Other expense (income)                                                    215           (348)          (531)             (455)
                                                                 -------------   ------------   ------------   ---------------
     Operating  (loss) income                                         (14,048)         5,802        (26,916)           61,681

Interest expense (income):
   Interest expense                                                     6,044          5,116         17,434            17,246
   Interest income                                                        (38)           (95)          (129)             (363)
                                                                 -------------   ------------   ------------   ---------------
Interest expense, net                                                   6,006          5,021         17,305            16,883
                                                                 -------------   ------------   ------------   ---------------
     (Loss) income before income taxes and extraordinary items        (20,054)           781        (44,221)           44,798

     Income tax (benefit) expense                                      (7,801)          (247)       (17,202)           17,416
                                                                 -------------   ------------   ------------   ---------------

Net (loss) income before extraordinary items                          (12,253)         1,028        (27,019)           27,382

Loss on early extinguishment of debt, net of tax                            -              -              -             1,315

                                                                 -------------   ------------   ------------   ---------------
Net (loss) income                                                   $ (12,253)       $ 1,028      $ (27,019)         $ 26,067
                                                                 =============   ============   ============   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
             39 Weeks ended December 28, 2002 and December 29, 2001
                                   (in 000's)
                                   (Unaudited)

                                                                                      December 28,          December 29,
                                                                                          2002                  2001
                                                                                      ------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                                                                    $ (27,019)             $ 26,067
 Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                           46,134                41,132
   Amortization of deferred financing costs                                                 1,109                   865
   Deferred income taxes                                                                  (16,723)                8,596
   Loss (gain) on sale of assets                                                            1,536                (4,220)
   Changes in operating assets and liabilities, net:
     Accounts receivable                                                                   (3,528)                2,498
     Inventories                                                                          (17,587)               (9,485)
     Prepaid expenses and other assets                                                     (1,015)               10,013
     Accounts payable, accrued expenses and other liabilities                              (3,269)               (3,127)
                                                                                      ----------------------------------
Net cash (used in) provided by operating activities                                       (20,362)               72,339

INVESTING ACTIVITIES:
  Purchases of property, plant, equipment and breeding stock                              (24,405)              (76,631)
  Proceeds from disposal of property, plant, equipment and breeding stock                   8,015                11,245
                                                                                      ----------------------------------
Net cash used in investing activities                                                     (16,390)              (65,386)

FINANCING ACTIVITIES:
  Checks issued against future deposits                                                     3,692                     -
  Proceeds from long-term debt                                                                  -               173,591
  Proceeds from (payments on) revolving debt, net                                          41,229                (4,000)
  Deferred financing costs                                                                 (1,390)               (4,749)
  Repayments on long-term debt                                                            (13,961)             (176,196)
                                                                                      ----------------------------------
Net cash provided by (used in) financing activities                                        29,570               (11,354)

Net decrease in cash and cash equivalents                                                  (7,182)               (4,401)

CASH AND CASH EQUIVALENTS, beginning of period                                              7,182                 8,560
                                                                                      ----------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                      $ -               $ 4,159
                                                                                      ==================================

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                                           $ 17,888              $ 19,337
 Income tax paid                                                                                5                 5,197

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, as a result of the extensive record keeping requirements of SFAS 133, management has elected not to designate and account for these contracts as hedges. Effective as of April 1, 2001, these contracts were marked to market through earnings. Changes in the fair value of the existing commodity contracts and those commodity contracts entered into subsequent to April 1, 2001 have been recorded in the period in which they occur. Net gains (losses) recognized during the 39 weeks ended December 28, 2002 and December 29, 2001 in gross profit were $153,000 and ($13,781,000), respectively. Net losses recognized during the 13 weeks ended December 28, 2002 and December 29, 2001 in gross profit were ($1,686,000) and ($3,307,000), respectively.

During the year ended March 30, 2002 the Company entered into an interest rate swap agreement in order to effectively convert the benchmark interest rate on the $75 million term note from variable to fixed rate debt.

The Company's comprehensive (loss) income includes net (loss) income and the change in the fair market value of the interest rate swap, net of tax.
Comprehensive (loss) income for the 13 weeks ended December 28, 2002 and
December 29, 2001 was ($12,237,000) and $3,110,000, respectively. Comprehensive
(loss) income for the 39 weeks ended December 28, 2002 and December 29, 2001 was
($27,768,000) and $26,322,000, respectively.

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

The Company elected early adoption of these rules and recognized the effect of the new pronouncements in fiscal year 2002. Assessment of the fair value of the relevant reporting units was completed during the second quarter of fiscal year
2003, resulting in no impairment of recorded goodwill. The effect of discontinuing goodwill amortization increased income before income taxes by approximately $685,000 for the 13 weeks ended December 28, 2002 and December 29,
2001 and by approximately $2,055,000 for the 39 weeks ended December 28, 2002 and December 29, 2001.

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

Early extinguishment of debt
During April 2002, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." This Statement rescinds SFAS 4, "Reporting Gains and Losses from
Extinguishment of Debt" and SFAS 44, "Accounting for Intangible Assets of Motor
Carriers." This Statement amends SFAS 13, "Accounting for Leases," so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally, SFAS 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. SFAS 145 also stipulates that gains or losses on extinguishment of debt would have to meet the criteria of Accounting
Principles Board Opinion No. 30, "Reporting the Results of Operations -
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions" to be classified as an extraordinary item. In addition, extraordinary gains and losses on extinguishment of debt in prior periods presented would require reclassification. SFAS 145 is effective for fiscal years beginning after May 15,
2002. The amendment to SFAS 13 is effective for transactions occurring after May
15, 2002. The Company believes that the adoption of this new standard will not have a material impact on its financial statements.

Note 3 - Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consisted of the following (in thousands):

                                                         December 28, 2002             March 30, 2002
                                                          -----------------             --------------
Hogs                                                             $ 141,984                 $ 124,449
Processed pork and pork products                                    10,188                    10,704
Packaging and supplies                                               3,216                     2,762
Grain, feed additives and other                                      3,364                     3,250
                                                                  --------                 ---------
                                                                $  158,752                 $ 141,165
                                                                ==========                 =========

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

                                               Pork               Hog            Corporate
                                            Processing        Production         and Other           Total
                                          ----------------  ----------------  ----------------  ----------------

For the 13 weeks ended December 28, 2002-
   Net sales                                 $ 142,367          $ 86,307         $ (74,584)        $ 154,090
   Intersegment sales                           (1,967)          (72,617)                -                 -
   Operating income (loss)                      14,601           (25,676)           (2,973)          (14,048)

For the 13 weeks ended December 29, 2001-
   Net sales                                   145,136           108,229           (80,087)          173,278
   Intersegment sales                           (1,159)          (78,928)                -                 -
   Operating income (loss)                      11,989            (1,780)           (4,407)            5,802

For the 39 weeks ended December 28, 2002-
   Net sales                                   412,355           261,627          (225,108)          448,874
   Intersegment sales                           (5,249)         (219,859)                -                 -
   Operating income (loss)                      25,383           (43,189)           (9,110)          (26,916)

For the 39 weeks ended December 29, 2001-
   Net sales                                   462,645           341,591          (283,230)          521,006
   Intersegment sales                           (2,814)         (280,416)                -                 -
   Operating income (loss)                      20,496            54,780           (13,595)           61,681

As of December 28, 2002-
   Assets                                      193,202           509,606            88,032           790,840

As of March 30, 2002-
   Assets                                      199,714           514,787            93,138           807,639

Note 5 - Early extinguishment of debt

On June 7, 2001, Premium Standard Farms, Inc., a wholly-owned subsidiary of the
Company, issued $175 million of 9 1/4% senior unsecured notes due 2011 ("9 1/4%
Notes"). A portion of the net proceeds from the private placement debt offering was used to redeem all $137.9 million principal amount of the 11% senior secured payment-in-kind notes ("PIK Notes") with the remaining net proceeds used to pay down the Company's bank credit facility. An extraordinary charge of $2,191,483, before tax of $876,593, was recorded in the Condensed Consolidated Statement of
Operations for the 13 weeks ended June 30, 2001 resulting from the loss on the early extinguishment of the PIK Notes. Premium Standard Farms, the Company, and
the Company's other wholly-owned subsidiaries subsequently filed a joint registration statement on Form S-4 with the Securities and Exchange Commission, as amended and declared effective on August 14, 2001, to register exchange notes
("Exchange Notes") and the guarantees of the Exchange Notes. The Exchange Notes have substantially identical terms to the privately placed 9 1/4% Notes, except that the Exchange Notes are freely tradeable. All of the holders of the privately placed 9 1/4% Notes tendered their notes for the registered Exchange
Notes.

Note 6 - Amendments to Credit Agreement

Effective June 28, 2002, the Company and its bank group amended the Credit
Agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10.0 million to $15.0 million, and amend certain financial covenants and pricing terms.

Effective September 27, 2002, the Company and its bank group amended the Credit
Agreement to increase the Company's revolving credit facility by $50.0 million to $150.0 million in total availability subject to a borrowing base calculation, among other things. The amendment also defers quarterly principal payments on the Company's term debt for a one year period and amends certain financial covenants. Obligations under the Credit Agreement are secured by liens on substantially all of the Company's assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank's prime rate (the Federal Funds Rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by the Company's leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004 and the term debt matures on August 21, 2005. Financing costs associated with the amendment have been capitalized and are being amortized over the life of the amended Credit
Agreement.

Note 7 - Litigation

The Company has settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the
Company and ContiGroup Companies, Inc. ("ContiGroup"). In 1998, the Company
engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and
ContiGroup purchased a 51.0% ownership interest in the Company (the "1998
ContiGroup transaction"). To the extent that ContiGroup incurred any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The U.S. Environmental Protection Agency (the
"E.P.A.") had intervened in the same action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement, in the form of a consent decree ("EPA Consent Decree"), resolved all outstanding issues of ContiGroup and the Company with the E.P.A. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent
Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management

practices to reduce the risk of spills; testing of selective lagoons to ensure integrity; and the payment of a $350,000 civil penalty. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys' fees in connection with the lawsuits against both the Company and ContiGroup. The
Company believes the majority of these fees have been previously paid and resolved. The Company believes the resolution of this matter will not have a material adverse effect upon its financial position or results of operations.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. The Company assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment pursuant to which the Company is obligated to invest $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. The Company is in the fourth year of that five year period and has spent $11.7 million to satisfy the settlement. In addition, pursuant to the consent judgment the
Company and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

In addition to the suits discussed above, the Company has received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. The Company has responded to these notices in an effort to resolve these matters. The State of Missouri has filed a lawsuit seeking penalties and injunctive relief for these violations. The Company has filed an answer, believes it has good defenses, and intends to vigorously defend the suit.

Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County,
Kansas City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with the Company. The primary allegation is that offensive odors from these farms interfered with the plaintiffs' right to use and have quiet enjoyment of their respective properties. The Company is obligated by contract to indemnify
ContiGroup for any liabilities arising from this litigation. The Company has filed an answer, believes it has good defenses to these actions, and intends to vigorously defend these suits.

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

Results of Operations

13 Weeks Ended December 28, 2002 Compared to the 13 Weeks Ended December 29, 2001

         The following table presents selected financial information for our production and processing segments for the 13 weeks ended December 28, 2002 and
December 29, 2001. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended December 28, 2002 to the quarter ended December 29, 2001.
Intersegment sales are based on market prices.

                                                    For the 13 Weeks Ended                                         Qtr to Qtr Change
                                      ------------------------------------------------------------------     ------------------------------
                                      December 28, 2002         %         December 29, 2001%           2002 to 2001%
                                      -------------------  ------------   -----------------  -----------     -------------  ---------------
                                                                       (In millions except percentages)

Net Sales
     Production                                   $ 86.3        56.0%             $ 108.2       62.4%           $ (21.9)          (20.2)%
     Processing                                    142.4        92.4%               145.2       83.8%              (2.8)           (1.9)%
     Intersegment                                  (74.6)      (48.4)%               (80.1)     (46.2)%               5.5               -
                                      -------------------  ------------   -----------------  -----------     -------------  ---------------
       Total Net Sales                           $ 154.1       100.0%             $ 173.3      100.0%           $ (19.2)          (11.1)%
                                      ===================  ============   =================  ===========     =============  ===============

Gross Profit
     Production                                  $ (25.5)      274.2%              $ (1.9)     (17.3)%           $ (23.6)      (1,242.1)%
     Processing                                     16.2      (174.2)%                12.9      117.3%               3.3           25.6%
                                      -------------------  ------------   -----------------  -----------     -------------  --------------
       Total Gross Profit                         $ (9.3)      100.0%              $ 11.0      100.0%           $ (20.3)        (184.5)%
                                      ===================  ============   =================  ===========     =============  ===============

Operating (Loss) Income
     Production                                  $ (25.7)      182.3%              $ (1.8)     (31.0)%         $  (23.9)      (1,327.8)%
     Processing                                     14.6      (103.6)%                12.0      206.9%              2.6           21.7%
     Corporate                                      (3.0)       21.3%                (4.4)     (75.9)%              1.4           31.8%
                                      -------------------  ------------   -----------------  -----------     -------------  ---------------
       Total Operating (Loss) Income             $ (14.1)      100.0%               $ 5.8      100.0%           $ (19.9)        (343.1)%
                                      ===================  ============   =================  ===========     =============  ===============

Consolidated

Net Sales. Net sales decreased by $19.2 million, or 11.1%, to $154.1 million in the third quarter of fiscal year 2003 from $173.3 million in the comparable period last year. The decrease was attributed to a decrease in prices of $20.4 million, which was offset by an increase in volume of $1.2 million. Wholesale pork prices have been severely impacted by an increased supply of pork industry-wide and the lingering impact of the Russian ban on poultry imported from the United States, which contributed to excess levels of meat protein in the domestic market. Although the ban has been lifted, the effects of it as well as the increase in pork production industry-wide for the year have continued to have a negative impact on market hog and wholesale pork prices during the third quarter of fiscal year 2003. For the quarter, industry-wide pork production was consistent with the same period last year, however, pork cold storage stocks were still 5% higher compared to the same period ended last year. See Segment
Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $20.3 million, or 184.5%, to a loss of
$9.3 million in the third quarter of fiscal year 2003 from a profit of $11.0 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog and pork product prices during the third quarter of fiscal year 2003 compared to the same period last year, while cost of sales remained relatively consistent between the same periods. See Segment Analysis below for comments on changes in gross profit by business segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower as a percentage of net sales at 2.9% in the third quarter of fiscal year 2003 compared to 3.2% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by
$1.0 million, or 18.2%, to $4.5 million in the third quarter of fiscal year 2003 from $5.5 million in the comparable period last year. The majority of the decrease is attributable to a reduction in bonus accruals in the third quarter of fiscal year 2003 compared to the same period last year.

Operating (Loss) Income. Operating income decreased by $19.9 million, or 343.1%, to an operating loss of $14.1 million in the third quarter of fiscal year 2003 from an operating income of $5.8 million in the comparable period last year. The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $1.0 million, or
20.0%, to $6.0 million in the third quarter of fiscal year 2003 from $5.0 million in the comparable period last year. The increase was caused by an increase in total interest-bearing debt outstanding and an increase in the amortization of deferred financing costs charged to interest expense resulting from recent amendments to the bank debt facilities. See Liquidity and Capital
Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was a benefit of 38.9% in the third quarter of fiscal year 2003 compared to a benefit of 31.6% in the comparable period last year. The difference was primarily attributable to the utilization of state income tax credits.

Segment Analysis

Hog Production. Net sales decreased by $21.9 million, or 20.2%, to $86.3 million in the third quarter of fiscal year 2003 from $108.2 million in the comparable period last year. The decrease primarily resulted from a 16.5% decrease in net market hog sales prices coupled with a 4.4% decrease in volume attributable to a
3.3% decrease in hogs marketed and a 1.1% decrease in weight per hog marketed.
Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

         Gross profit decreased by $23.6 million, or 1,242.1%, to a loss of
$25.5 million in the third quarter of fiscal year 2003 from a loss of $1.9 million in the comparable period last year. The decrease was primarily the result of hogs produced at a higher negative margin due to the lower net market hog sales price mentioned above. Hog production costs per hundredweight were 6.3% higher during the third quarter of fiscal year 2003 compared to the same period last year mainly due to higher feed ingredient costs, lower values on culled animals and a lower weight per animal marketed.

         Operating loss increased by $23.9 million, or 1,327.8%, to an operating loss of $25.7 million in the third quarter of fiscal year 2003 from an operating loss of $1.8 million in the comparable period last year. The decrease is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $2.8 million, or 1.9%, to $142.4 million in the third quarter of fiscal year 2003 from $145.2 million in the comparable period last year. The decrease resulted from a 13.8% decrease in pork product sales prices, partially offset by a 13.8% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to the expansion at the Clinton, North Carolina plant completed in late fiscal year 2002, which increased capacity from 6,500 hogs per day to 10,000 hogs per day.

         Gross profit increased $3.3 million, or 25.6%, to $16.2 million in the third quarter of fiscal year 2003 from $12.9 million in the comparable period last year. Higher margins were achieved by an increase in wholesale pork prices in relationship to hog prices. The increase in margins were related to the effects of the industry-wide production of hogs beginning to decrease and were coupled with higher volume through the plants during the third quarter of fiscal year 2003 compared to the same period last year. Processing costs per head decreased 4.5% during the third quarter of fiscal year 2003 compared to the same period last year, primarily the result of increased efficiencies at the Clinton plant and higher volumes processed offset slightly by increased depreciation expense related to the Clinton plant expansion and added emphasis on higher cost value-added products.

         Operating income increased by $2.6 million, or 21.7%, to $14.6 million in the third quarter of fiscal year 2003 from $12.0 million in the comparable period last year. The increase was attributed to the factors mentioned above.

39 Weeks Ended December 28, 2002 Compared to the 39 Weeks Ended December 29, 2001

         The following table presents selected financial information for our production and processing segments for the first three quarters ended December
28, 2002 and December 29, 2001. Net sales, gross profit and operating (loss)
income by segment are also presented as a percentage of their respective totals.
The two columns under year-to-year change show the dollar and percentage change from the first three quarters ended December 28, 2002 to the first three quarters ended December 29, 2001. Intersegment sales are based on market prices.

                                                               For the 39 Weeks Ended                            Year to Year Change
                                          ------------------------------------------------------------------     --------------------------

                                          December 28, 2002         %        December 29, 2001%           2002 to 2001%
                                          -------------------  ------------  ------------------  -----------     -------------  -----------
                                                                          (In millions except percentages)
Net Sales
     Production                                      $ 261.6        58.2%             $ 341.6       65.6%           $ (80.0)      (23.4)%
     Processing                                        412.4        91.9%               462.6       88.8%             (50.2)      (10.9)%
     Intersegment                                     (225.1)      (50.1)%              (283.2)     (54.4)%              58.1           -
                                          -------------------  ------------  ------------------  -----------     -------------  -----------
       Total Net Sales                               $ 448.9       100.0%             $ 521.0      100.0%           $ (72.1)      (13.8)%
                                          ===================  ============  ==================  ===========     =============  ===========

Gross Profit
     Production                                      $ (43.3)      309.3%              $ 55.1       70.6%           $ (98.4)     (178.6)%
     Processing                                         29.3      (209.3)%                22.9       29.4%               6.4        27.9%
                                          -------------------  ------------  ------------------  -----------     -------------  -----------
       Total Gross Profit                            $ (14.0)      100.0%              $ 78.0      100.0%           $ (92.0)     (117.9)%
                                          ===================  ============  ==================  ===========     =============  ===========

Operating (Loss) Income
     Production                                      $ (43.2)      160.6%              $ 54.8       88.8%           $ (98.0)     (178.8)%
     Processing                                         25.4       (94.4)%                20.5       33.2%               4.9        23.9%
     Corporate                                          (9.1)       33.8%              (13.6)      (22.0)%               4.5        33.1%
                                          -------------------  ------------  ------------------  -----------     -------------  -----------

       Total Operating (Loss) Income                 $ (26.9)      100.0%              $ 61.7      100.0%           $ (88.6)     (143.6)%
                                          ===================  ============  ==================  ===========     =============  ===========

Consolidated

Net Sales. Net sales decreased by $72.1 million, or 13.8%, to $448.9 million in the first three quarters of fiscal year 2003 from $521.0 million in the comparable period last year. The decrease was attributed to a decrease in prices of $93.2 million, which was offset by an increase in volume of $21.1 million.
Pork prices were severely impacted by several factors, including, an increased supply of pork industry wide, compounded by an increased supply of all meat proteins. Much of the increase in meat proteins was attributed to the Russian ban on poultry imports from the United States, which was lifted before the end of the second quarter of fiscal year 2003. Although the ban has been lifted, the effects of it as well as the increase in pork production industry-wide for the year have continued to have a negative impact on market hog and wholesale pork prices during fiscal year 2003. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit decreased by $92.0 million, or 117.9%, to a loss of
$14.0 million in the first three quarters of fiscal year 2003 from a profit of
$78.0 million in the comparable period last year. The current year gross profit decrease is primarily the result of lower live hog and pork product prices during the first three quarters of fiscal year 2003 compared to the same period last year, coupled with an increase in volume of inputs of $17.9 million and an increase in cost of inputs of $2.0 million compared to the same period last year. See Segment Analysis below for comments on changes in gross profit by business segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower as a percentage of net sales at 3.0% in the first three quarters of fiscal year 2003 compared to 3.2% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $3.3 million, or 19.6%, to $13.5 million in the first three quarters of fiscal year 2003 from $16.8 million in the comparable period last year. The majority of the decrease is attributable to legal expenses incurred in the first three quarters of fiscal year 2002 to settle outstanding litigation and decreased bonus accruals for the current fiscal year.

Operating (Loss) Income. Operating income decreased by $88.6 million, or 143.6%, to an operating loss of $26.9 million in the first three quarters of fiscal year
2003 from an operating income of $61.7 million in the comparable period last year. The decrease is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $0.4 million, or
2.4%, to $17.3 million in the first three quarters of fiscal year 2003 from
$16.9 million in the comparable period last year. The increase was attributed to an increase in total interest-bearing debt outstanding and increased amortization of deferred financing costs which are charged to interest expense related to recent bank credit amendments, offset slightly by lower interest rates on our variable rate debt. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was a benefit of 38.9% in the first three quarters of fiscal year 2003 compared to an expense of 38.9% in the comparable period last year.

Segment Analysis

Hog Production. Net sales decreased by $80.0 million, or 23.4%, to $261.6 million in the first three quarters of fiscal year 2003 from $341.6 million in the comparable period last year. The decrease primarily resulted from a 25.6%
decrease in net market hog sales prices, partially offset by a 3.0% increase in volume attributable to the effects of our Texas sow herd expansion and additional contract production. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed
Consolidated Statements of Operations.

         Gross profit decreased by $98.4 million, or 178.6%, to a loss of $43.3 million in the first three quarters of fiscal year 2003 from a gross profit of
$55.1 million in the comparable period last year. The decrease was primarily the result of a higher volume of hogs produced at a negative margin due to the lower net market hog sales price mentioned above. Hog production costs per hundredweight were 3.3% higher during the first three quarters of fiscal year
2003 compared to the same period last year mainly due to higher feed costs, lower values on culled animals and a lower weight per animal marketed.

         Operating income decreased by $98.0 million, or 178.8%, to an operating loss of $43.2 million in the first three quarters of fiscal year 2003 from an operating income of $54.8 million in the comparable period last year. The decrease is attributed to the factors mentioned above.

Pork Processing. Net sales decreased $50.2 million, or 10.9%, to $412.4 million in the first three quarters of fiscal year 2003 from $462.6 million in the comparable period last year. The decrease resulted from a 19.7% decrease in pork product sales prices, partially offset by a 11.0% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to the expansion at the Clinton, North Carolina plant completed in late fiscal year 2002, which increased capacity from 6,500 hogs per day to
10,000 hogs per day.

         Gross profit increased by $6.4 million, or 27.9%, to $29.3 million in the first three quarters of fiscal year 2003 from $22.9 million in the comparable period last year. The increase primarily resulted from higher margins on pork products due to lower market hog prices coupled with higher volume through the plants. Processing costs increased 3.0% during the first three quarters of fiscal year 2003 compared to the same period last year, primarily the result of increased depreciation expense related to the Clinton plant expansion and added emphasis on higher cost value-added products.

         Operating income increased by $4.9 million, or 23.9%, to $25.4 million in the first three quarters of fiscal year 2003 from $20.5 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

         Net cash flow (used in) and provided by operating activities was
($20.4) million and $72.3 million for the first three quarters ended in fiscal years 2003 and 2002, respectively. The decrease in the first three quarters of fiscal year 2003 compared to the same period last year was primarily due to a decrease in net income, the change in deferred taxes and an increase in working capital requirements partially offset by an increase in non-cash depreciation charges. Non-cash charges increased in the first three quarters of fiscal year
2003 compared to the same period last year due to incremental depreciation expense of expansion projects completed and capitalized in fiscal year 2002.

         Net cash flow used in investing activities was $16.4 million and $65.4 million for the first three quarters ended in fiscal years 2003 and 2002, respectively. Net cash used in investing activities consisted of $24.4 million and $76.6 million for capital expenditures relating to property, plant and equipment and breeding stock during the first three quarters ended in fiscal years 2003 and 2002, respectively. The Company received proceeds from disposal of fixed assets of $8.0 million and $11.2 million during the first three quarters ended in fiscal years 2003 and 2002, respectively, primarily representing culled breeding stock. The decrease in capital expenditures is the result of the completion of expansion projects at our Clinton, North Carolina plant and our Texas production facilities during fiscal year 2002.

         Net cash flow provided by and (used in) financing activities was $29.6 million and ($11.4) million for the first three quarters ended in fiscal years
2003 and 2002, respectively. In the first quarter of fiscal year 2002, Premium
Standard Farms issued $175 million of 9 1/4% senior unsecured notes due 2011("9
1/4%

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

         Borrowings are provided under a Credit Agreement that provides for up to $150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula) and a term loan facility with $56.3 million outstanding at December 28, 2002. Effective June 28, 2002, the Credit
Agreement was amended to extend the revolving credit facility one year, increase the letter of credit commitment from $10 million to $15 million, and amend certain financial covenants and pricing terms, among other things. Effective
September 27, 2002, the Credit Agreement was amended to increase the revolving credit facility by $50.0 million to $150.0 million in total availability subject to a borrowing base calculation, defer quarterly principal payments on the term debt for one year, and amend certain financial covenants and pricing terms, among other things. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank's prime rate (the Federal Funds Rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by the Company's leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004, and all borrowings under the term debt mature on August 21, 2005.

         Total indebtedness at December 28, 2002 was $300.0 million, as compared to $272.8 million at December 29, 2001. At December 28, 2002, we had $64.5
million outstanding under our revolving credit facility, $10.0 million in letters of credit and $69.1 million available for borrowing under our revolving credit facility.

         In fiscal 2003, we plan to spend approximately $27 million on capital expenditures, of which we expect to spend approximately:

          o    $7 million in upgrades and improvements in our processing
               operations;

          o    $5 million in upgrades and improvements in our production
               operations; and

          o    $15 million in net breedstock purchases.

         We have reduced our initial planned capital expenditures by $9 million in response to current market conditions.

         Under our consent decree with the Attorney General of the State of
Missouri we are required to invest $13.3 million in research and development over the next two years.

         We believe that available borrowings under our revolving credit facility and cash flow from operations will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 9 1/4% Notes, or to fund our other liquidity needs. If we consummate any material acquisitions or expand our operations, we may need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

         The following table represents a summary of our contractual cash obligations as of December 28, 2002:

                                                           Payments due by period
Contractual Cash Obligations                Total     Current    1-3 years   4-5 years   Thereafter
----------------------------                -----     -------    ---------   ---------   ----------
                                                               (in thousands)

Long-Term Debt                             $ 295,748    $ 6,250    $ 114,498     $    -    $175,000
Capital Lease Obligations                      4,301        766        1,706      1,662         167
Operating Leases                              22,598      5,801        7,893      4,962       3,942
Unconditional Purchase Obligations            22,661     22,661            -          -           -
Other Long-Term Obligations                    1,000      1,000            -          -           -
                                          ----------     ------   ----------   ---------    --------
Total Contractual Cash Obligations         $ 346,308   $ 36,478    $ 124,097    $  6,624    $179,109
                                          ==========  =========   ===========   ========    ========

         Most of our hogs are raised in facilities that we own. Some of our hogs, however, are raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to 12 years and the payments are not reflected in the above table. These payments represented approximately 11 percent of our hog production segment's cost of goods sold for the first three quarters ended December 28, 2002. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

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
Instruments and Hedging Activities." We believe that our exchange traded commodity contracts serve as economic hedges, however, as a result of the extensive record keeping requirements of SFAS 133, we mark these exchange traded contracts to market with the resulting gain or loss recorded in sales for lean hog contracts or cost of sales for all other commodity

contracts. This may result in large fluctuations in our earnings depending on the volume of commodity contracts and their corresponding volatility.

Market Risk

         Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the first three quarters ended December 28, 2002, we recognized gains under SFAS 133 of $0.5 million in net sales for gains related to lean hog futures and losses of $0.4 million in costs of goods sold relating to the hedging of feed components. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of December 28, 2002, the potential change in fair value of open exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $4.4 million.

         We are exposed to changes in interest rates. Our term debt and revolving credit facility have variable interest rates. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus its spread (currently 3.125% at
December 28, 2002). The swap is accounted for as a cash flow hedge under SFAS
133. During the first three quarters ended December 28, 2002, we recognized a
$0.7 million loss, net of tax, into Accumulated other comprehensive loss for the change in the market value of the swap.

         The 9 1/4% Notes had a fair value of approximately $154.0 million as of
December 28, 2002 based on inter-dealer prices, as compared to the book value of
$175.0 million as of December 28, 2002.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We have settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and ContiGroup Companies, Inc. ("ContiGroup"). In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a
51.0% ownership interest in us (the "1998 ContiGroup transaction"). To the extent that ContiGroup incurred any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction. The
U.S. Environmental Protection Agency (the "E.P.A.") had intervened in our action and filed a separate notice of violation against us under the Clean Air Act.
This settlement, in the form of a consent decree ("EPA Consent Decree"), resolved all outstanding issues of ContiGroup and us with the E.P.A. The EPA
Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys' fees in connection with the lawsuits against both us and ContiGroup. We believe the majority of these fees have been previously paid and resolved. We believe the resolution of this matter will not have a material adverse effect upon our financial position or results of operations.

         In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. We assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment pursuant to which we are obligated to invest $25 million over the course of five years for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. We are in the fourth year of that five year period and have spent $11.7 million to satisfy the settlement. In addition, pursuant to the consent judgment we and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

         In addition to the suits discussed above, we have received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. We have responded to these notices in an effort to resolve these matters. The State of Missouri has filed a lawsuit seeking penalties and injunctive relief for these violations. We have filed an answer, believe we have good defenses, and intend to vigorously defend this suit.

         Two nuisance suits were filed against ContiGroup and us during the third quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas
City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with us. The primary allegation is that offensive odors from these farms interfered with the plaintiffs' right to use and have quiet enjoyment of their respective properties. We are obligated by contract to indemnify ContiGroup for any liabilities arising from this litigation. We have filed an answer, believe we have good defenses to these actions, and intend to vigorously defend these suits.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits - None

         (b)        Reports on Form 8-K.

               1.   A Current Report on Form 8-K was filed with the SEC on
                    October 1, 2002, to report, under Item 5, an amendment to
                    the credit agreement, and filing the form of the amendment under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PSF GROUP HOLDINGS, INC.

February 11, 2003                            /s/  Stephen A. Lightstone
-----------------                            -----------------------------------
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

Date:  February 11, 2003

                                            /s/ John M. Meyer
                                            -----------------------------------
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

Date:  February 11, 2003

                                                /s/  Stephen A. Lightstone
                                                --------------------------------
                                                Stephen A. Lightstone
                                                Chief Financial Officer
                                                (Principal Financial Officer)

