Form 10-K
period 2003-03-29
PSF GROUP HOLDINGS INC
filed 2003-06-04
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended: March 29, 2003

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

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     There is  currently no  established  public  trading  market for the common equity of the Registrant  held by  non-affiliates.  As of April 30, 2003,  there were 100,000 shares of the  Registrant's  Class A Common Stock  outstanding  and
113,301 shares of the Registrant's Class B Common Stock outstanding.

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
Reports  prepared or  published by Sparks  Companies,  Inc.,  the National  Pork
Producers Council,  Agrimetrics Associates Inc. and the United States Department
of Agriculture (USDA) were the primary sources for third-party industry data and forecasts.  Industry  surveys,  publications,  consultant  surveys and forecasts generally  state that the information  contained  therein has been obtained from sources believed to be reliable,  but that the accuracy and completeness of such information is not  guaranteed.  We have not  independently  verified any of the data from  third-party  sources nor have we ascertained the underlying  economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management's knowledge of the industry, have not been independently  verified.  Forecasts are particularly  likely to be inaccurate,  especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. We do not make any representation as to the accuracy of information described in this paragraph.

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................15
     Item 6.    Selected Financial Data.......................................15
     Item 7.    Management's Discussion and Analysis of Financial

     Item 9.    Changes in and Disagreements with Accountants on Accounting

     Item 12.   Security Ownership of Certain Beneficial Owners

     Item 15.   Exhibits, Financial Statements Schedules, and Reports

                                     PART I

Item 1.  Business

Overview

     We are a leading  vertically  integrated  provider of pork  products to the wholesale  and  retail,  food  service and  institutional  markets in the United
States. By combining  modern,  efficient  production and processing  facilities, sophisticated  genetics,  and strict control over the variables of health,  diet and environment, we produce value-added premium pork products. We are the second largest owner of sows in North America,  controlling over 255,000 sows, of which approximately  212,000 are owned,  producing  approximately 4.5 million hogs per year in production  operations located on over 100,000 acres in Missouri,  Texas and North Carolina. We are also the seventh largest pork processor in the United
States, with two plants capable of processing approximately 4.5 million hogs per year.

Competitive Strengths

     We believe the following  competitive  strengths position us to enhance our growth and profitability:

     •    Vertically  Integrated  Production and Processing.  We have achieved a substantial  degree of vertical  integration of our hog production and processing operations. We measure our level of vertical integration in terms of the percentage of hogs processed at our plants that are owned by us and raised according to our controlled programs. In fiscal 2003,
          99% of the hogs used by our  Milan,  Missouri  processing  plant  were sourced from our Missouri and Texas hog production operations.  During the same period,  approximately 71% of hogs used by our Clinton, North
          Carolina  processing  plant were  supplied by our North  Carolina  hog
          production  operations,   with  the  remaining  29%  supplied  through
          contracts with independent  producers.  Vertical  integration gives us strict control over our process,  from a hog's initial  genetic makeup to the  pork  product  ultimately  produced  and  shipped.  This is in contrast to non-integrated  or less integrated  processors who acquire hogs  from  a  large  number  of  suppliers  with  varying  production standards and therefore  find it difficult to ensure a consistent  and high  quality  product.  This is a powerful  advantage  for  competing effectively  in the rapidly  consolidating  pork  industry  because it allows us to:

          •    Produce  Premium  and  Specialty  Products.   By  regulating  the
               variables  of  genetics,  environment,  health  and diet,  we can produce a  controlled  supply of high  quality,  consistent  pork products along with specialty  products,  such as antibiotic free pork and Premium 97 pork (certified as 97 percent fat-free by the
               American Heart Association),  as well as KenKo-Ton "healthy" pork and Mugi Buta  "barley-fed"  pork for the  Japanese  market.  Our products  typically  command  higher prices than  commodity  pork products.

          •    Target  Premium  Customers.  We are able to tailor our production process to meet the  exacting  specifications  of  discriminating customers in our target  markets.  These customers are willing to pay  premium  prices  for  higher  quality  products  and for the assurance  that their  standards  are met  throughout a traceable production  process.  Vertical  integration  provides the product consistency necessary to satisfy these customers.

          •    Reduce  Our  Production   Costs  and  Maximize  Value.   Vertical
               integration allows us to significantly reduce our hog procurement
               costs  and  to  streamline  our  logistics,   transportation  and
               production  schedules,  thus  optimizing  asset  utilization  and reducing our cost structure.  We are also able to capture more of the value of our hogs  through  our own  processing  rather  than passing this value on to other processors.

     •    Strong Market  Position with Large Scale  Operations.  Our large-scale integrated operations, geographic dispersal and strong market position allow us to serve a broad  range of  customers  in our target  market, while maintaining economies of scale and marketing leverage.

     •    Efficient,  Modern  Facilities and Operations.  Our Missouri and North
          Carolina  processing plants are two of the most modern and technically advanced facilities of their kind. Our hog production operations, most of which were built in the past fifteen  years,  incorporate  advanced
          breeding,    farrowing    and   finishing    methods    resulting   in
          industry-leading productivity statistics.

     •    Experienced  Management  Team.  Most  of our  senior  and  operational management  personnel have been involved in farm production and/or the fresh meat  industry for most of their  business  careers.  Senior and operational  management members, on average,  have over fourteen years of experience in those areas.

Business Strategy

     We are  pursuing a strategy  designed  to  increase  our sales  margins and returns on invested capital. Key elements of our strategy include:

     •    Further Develop Vertical Integration.  We believe our integrated model will be the proven  approach to competing  effectively  in the rapidly consolidating pork industry.  We have achieved nearly 100% integration of our Missouri hog  production  and  processing  operations  and have achieved substantial integration in our North Carolina operations.  In
          North  Carolina,  we have renovated our recently  acquired  processing plant,  upgraded the genetics of our breed  stock,  rationalized  feed manufacturing,  increased supervision of contract growers and achieved a USDA  Process  Verified  program  similar to the program  that is in place for our Missouri operations.

     •    Focus on High Quality and  Value-Added  Products.  In fiscal 2003,  we implemented a strategy to increase the volume of value-added products.
          Staffing, in the areas of customer development,  food service, product development and export  coordination,  was put in place in fiscal 2003 to support this strategy.  Our value-added objectives are to move more of our products up the value chain to improve sales margins, develop a stronger brand, form stronger  relationships  with key customers,  and drive new  product  development.  We intend  to  continue  to focus on producing  high quality and  value-added  products for  discriminating customers in the retail,  food service,  export and further processing
          markets,    and    to    further    differentiate    ourselves    from
          commodity-oriented  competitors.  As part  of  these  efforts,  and in conjunction  with  the  modernization  and  renovation  of  our  North
          Carolina  processing  plant, we intend to market premium products from this plant similar to those produced by our Missouri plant, as well as smoked and processed pork products.

     •    Expand  Production  and  Processing  Capacity.   In  fiscal  2002,  we
          completed   construction  of  a  new  10,000  sow  and  wean-to-finish operation in Texas.  Our Texas  production  facilities  are located on approximately  54,000 acres with adequate space and all  environmental and land use permits  required for further  expansion in a manner that could  replicate our Missouri hog  production  facilities.  Due to the difficulty  in  obtaining  such  permits  in  the  current  regulatory environment, we believe our existing permits in Texas could provide us a competitive advantage if we expand these operations. In fiscal 2003, through  modernization and efficiency  efforts, we completed expansion of processing capacity at our North Carolina plant from 6,500 hogs per day to up to 10,000  hogs per day on a  ten-hour  shift on a  seasonal basis.

     •     Acquisition  Strategies.  As an important part of our growth strategy,
          we   evaluate   on  an  ongoing   basis   potential   industry-related
          acquisitions  and joint  ventures.  We will continue to evaluate those opportunities  that fit strategically  with our objective of producing high quality, value added products.

     •    Maintain  Position  as a Low  Cost  Producer.  We  strive  to  produce high-quality  pork products at low cost by combining  state-of-the-art hog production with modern and efficient pork  processing.  We measure our production and processing  activities  continually in an effort to increase our hog production efficiencies,  lower our break-even costs, improve our processing yields and develop new value-added products.

     •    Continue  Expansion  into  International   Markets.  We  believe  that
          international  markets  offer  significant  growth  opportunities  and intend to  continue  our efforts to develop  sales  outside the United
          States.  Over the past seven years, we have established  relationships with trading partners in Japan,  China, South Korea,  Canada,  Mexico,
          Russia and Taiwan,  and have exported product over that time period to more than twenty countries. We also believe that our presence in these markets  allows us to achieve  higher prices for certain pork products than  could be  obtained  domestically.  In  particular,  we intend to increase  our  export  volumes  to  Japan,  as  this  market  ascribes significant value to premium, process-controlled,  traceable products.
          We also  intend to  actively  expand  sales in other Asian and Mexican markets.

     •    Manage Market Risks. We will continue to draw upon the strength of our risk  management  team,  which  collectively  has  over  twenty  years
          experience   in  the  area.   We  will   continue  to  monitor   daily
          opportunities  to lock in  favorable  margins by hedging both feed and energy costs as well as fresh meat sales.

     •    Environmental Stewardship. We will continue to be a leader in the pork
          industry  in  researching,   developing  and  implementing  new  waste
          handling  and   environmental   technologies   and  solutions.   Those
          technologies and solutions include source  reduction,  risk reduction,
          improved  manure   treatment,   beneficial  reuse  of  waste  products
          (creating value-added products), energy generation, and water reuse.

Our History

     The hog  production  business  of  Premium  Standard  Farms was  originally founded in 1988. In 1994, we completed  construction of our Missouri  processing plant.  Due primarily to start-up costs and the low level of initial  production at  that  plant,  as well as the  rapid  expansion  of our  Missouri  and  Texas
operations,   the  corporation  that  previously  ran  our  Missouri  and  Texas operations  filed Chapter 11 bankruptcy on July 2, 1996. In September  1996, the reorganization  became  effective  and our  business  emerged  from  Chapter 11.
Premium  Standard  Farms  in its  current  corporate  form  resulted  from  this restructuring.

     Since  emerging  from  bankruptcy,  we have  expanded  our  business in two significant  ways.  On May 13, 1998,  we expanded our Missouri  operations  in a series of transactions with ContiGroup Companies,  Inc.  ("ContiGroup," formerly known as Continental Grain Company). In these transactions, ContiGroup purchased a 51.0 percent ownership  interest in PSF Group Holdings for $182.3 million.  In exchange,  we purchased the North Missouri Farms hog production  operations then owned by ContiGroup for $75.0 million. The financial data in this report relates to operations since the ContiGroup transaction in May, 1998.

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

Hog Production

     The  hog  production  industry,  although  consolidating,   remains  highly
fragmented and can be  characterized  by large variations in costs of production and quality of hogs produced. In many smaller hog operations,  the hogs are kept
outdoors  in  open  lots  or  in  less  sophisticated  buildings,   bred  in  an
unscientific  manner,  increasing  disease and death risk. As a result,  a large portion of the  industry is  generally  characterized  by fewer hogs per sow per year, higher feed-to-gain  conversion ratios, higher costs of production,  lower quality and less consistent hogs brought to market. In addition,  the effects of temperature  and  climate  on  breeding  and  farrowing  encourage  outdoor  hog producers  to breed  hogs in the  spring  and fall.  This  results  in  seasonal production,  which may result in lower prices when these  producers  bring their hogs to market.

     According  to the USDA,  the number of U.S. hog  producers  has declined by more than 85% over the last twenty years.  We believe that as the hog production industry moves to more  sophisticated  production  techniques,  the pressures on marginal  producers  will  intensify.  In the last  several  years,  a number of
operations  have  emerged  which  are  based  on  large-scale,   scientific  and
management-intensive production of hogs. These operations have grown rapidly. We expect that the hog  production  industry will see continued  consolidation  and integration in the future.

Products, Marketing and Customers

     We market our pork products to a variety of customers in wholesale, retail, food  service  and  further  processing  in the  U.S.  and  abroad.  We focus on discriminating  customers in these markets.  We primarily market our products as chilled and frozen pork, sold:

     •    To  retailers,  retail  distributors  and  wholesalers  in the form of chilled boxed bone-in and boneless loins, tenderloins,  hams, picnics, butts, ribs, marinated, case-ready, bacon, smoked hams and sausage;

     •    To further processors in the form of chilled bulk bone-in and boneless hams, picnics and butts, bellies,  trimmings,  variety meats and other products  which are used by these  customers  to make  processed  pork products;

     •    To food  service  customers  in the form of chilled  and frozen  boxed bone-in and boneless loins, ribs, picnics, butts and further processed smoked meats; and

     •    To  export   customers  in  the  form  of  chilled   boneless   loins,
          tenderloins,  frozen hams, shoulders, bellies, as well as frozen offal items.

     Our vertical  integration  and control also allows us to produce  specialty products.  These include our antibiotic free pork and Premium 97 pork (certified as 97 percent fat-free by the American Heart Association),  as well as KenKo-Ton
"healthy" pork and Mugi Buta "barley-fed" pork for the Japanese market.

     Our  marketing  strategy  seeks to  capitalize  on the  quality of the pork produced by our controlled  supply of  high-quality  consistent  hogs and modern processing  operations  allowing us to sell fresh and  processed  pork at prices that reflect a premium to those  received by  competitors  selling lower quality products.  Our pork  processing  facilities  have been  designed  to enhance the realization  of this quality by  converting  standard  pork cuts to  value-added products through boning, trimming and other further processing.  Furthermore, we target specialty,  export and ethnic markets,  in which there is a higher demand for  certain  pork  products.  In order to take  advantage  of a  differentiated product,  we have  been  certified  to use the  USDA  Process  Verified  seal in connection with our Missouri and North Carolina operations.

     Our  international  marketing  efforts  are  directed  toward a  number  of countries,  but are predominantly  focused on Japan, which ascribes  significant value to our premium,  process-controlled products. In fiscal 2003, our sales to
Japanese  customers  represented  about 7 percent  of our total  sales.  We have recently  begun  shipping  fresh pork products to Japan from our North  Carolina plant. We are using our success in Japan to explore other  opportunities  in the export  markets in Asia,  Europe,  Mexico  and  Canada.  Sales to  international markets  other than Japan  accounted  for  approximately  3 percent of our total sales in fiscal 2003.

     Though our sales and marketing  efforts are  primarily  focused on sales of pork  products,  we are to a lesser extent  involved in the related  markets for live hogs, processed meat products and pork by-products. The excess live hogs of our production facilities are sold to other pork processors. In this respect, we
have  long-term   contracts  with  two  major  pork  processors,   who  purchase
substantially all of the hogs produced at our Texas facilities. The remainder of our excess hog  production is sold in privately  negotiated  transactions.  With respect to processed meats, our North Carolina plant includes further-processing facilities that produce products such as cured hams, bacon and sausage. Finally, all of our facilities sell the  by-products of our processing  activities to the variety meat, feed processing and pet food industries.

Production and Processing Operations

Overview

     Our production  and  processing  operations are organized as three separate pods  located in  Missouri,  Texas and North  Carolina.  Our  Missouri and North
Carolina pods each combine hog production farms and processing plants. Our Texas pod has only hog production  operations.  The geographic  separation of our pods enhances  biosecurity  and  puts us  closer  to our  customers  and  feed  grain suppliers,  allowing us to minimize  shipping  costs.  Shipping,  via truck,  is important in a number of aspects of hog production, particularly the delivery of feed to hog production  units,  the shipment of feeder pigs to finishing  units, and the shipment of finished hogs to processing  plants.  To further  reduce the risk of disease and maximize the  scheduling and process  coordination  that our integrated  approach provides,  our pods incorporate  transportation  facilities served by our own truck fleet for hauling feed and hogs.  Please read note 12 to our financial  statements  for financial  information  relating to our operating segments.

Hog Production

     Our sow production  facilities house herds ranging from 1,100 to 3,300 sows per unit.  On  average,  a staff of five people is  required  for 1,100 sows.  A typical sow production  unit consists of four connected  buildings,  each with a specialized function -- breeding, gestation, farrowing and nursery.

     The  production  process  begins  in the  breeding  barn,  where  sows  are artificially inseminated.  Artificial insemination maximizes breeding efficiency and  productivity  and allows us to utilize  genetic  stock that  maximizes  our overall productivity and quality. After four weeks, conception is verified using ultrasound  technology.  From the breeding barn, sows are moved to the gestation barn  where they are  vaccinated  and placed on a special  diet.  The  gestation period is 114-days. During this period, the sows must receive adequate nutrition and careful  attention  to health and disease  control in order to maximize  the size and health of their litters. In our gestation buildings, sows are carefully monitored and  individually  fed  according to body weight.  A few days prior to delivery,  sows are moved to the  farrowing  barn  where  they give  birth to an average litter of  approximately  10 offspring.  Sows nurse their  offspring for three weeks before they are returned to the breeding barn. At  approximately  12 to 15 pounds,  the  offspring are moved to the nursery for a  six-to-seven  week period. This step requires high levels of nutrition,  environmental  control and minimization  of  disease  and  health  risks.  An  increasing  portion  of  our operations  use the

wean-to-finish  production method where nursery pigs are transported directly to a modified grow/finish site, skipping the traditional time spent in a nursery.

     In the next phase of production, offspring are transferred in our sanitized trailers  to our  grow/finish  complexes  or  contract  growers  for growth from approximately 50 pounds to a target market weight of 260 pounds. Our grow/finish complexes are  comprised of  temperature-controlled  barns,  each housing 950 to
1,200 hogs. A manager in charge of the complex is responsible for monitoring hog welfare and health, as well as equipment.  Efficiency in finishing operations is affected by the health and  environment  of the hogs and the  formulation of the feed. These factors,  as well as the genetics of the hog, can have a substantial impact on the feed-to-gain  conversion ratio (the pounds of feed required to add a pound of weight) and the average  daily gain.  Specialized  crews  support the complex managers by assisting with loading and unloading hogs,  health care, and sanitation.  Hogs  generally  remain at the  grow/finish  complexes for 18 to 19 weeks,  gaining an average of approximately 1.7 pounds per day, until they reach market weight and are transported to a processing facility.

     Because diet is a critical  factor in the efficient  production of hogs and affects the quality of the final  products,  where possible we have  established our own feed mills. Our Missouri and Texas pods are located in areas with access to substantial  corn and other feed grain  production in excess of local demand.
As a result,  we can typically access feed grains on a cost-effective  basis and manufacture  and deliver feed to our  facilities at a lower cost than we can buy it from commercial  feed mills. In North Carolina,  where we rely to some extent on  commercial  feed mills,  we have  established  cost-effective  toll  milling arrangements  with  select  mills.  Due to  excess  milling  capacity  in  North
Carolina,  we are  generally  able to purchase  feed from these vendors on terms that  help us  remain  a low cost  producer.  Our feed  mills  and toll  milling arrangements  allow  us to  optimize  production  of our  customized  diets to a greater  degree than would typical  arrangements  with  third-party  feed mills, which operate on a cost plus basis and provide feeds for many types of customers and  animals.  We  achieve  this  through  "least  cost"  formulations  based on available feed ingredients. For example, while corn is the primary ingredient in hog feed, a large number of other grains,  proteins, fats and supplements may be added,  and the  content and mix of feed  ingredients  can be managed to improve nutrition, feed-to-gain ratios and meat quality. We have five company-owned feed mills  in  operation  aggregating  approximately  1.4  million  tons  of  annual capacity.

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
Ninety-nine  percent of the hogs used in fiscal 2003 by our Missouri  processing plant came from our Missouri and Texas hog production operations.  During fiscal
2003, approximately 71% of hogs used by our North Carolina processing plant were supplied by our North Carolina hog production operations, with the remaining 29%
supplied through contracts with independent producers.  To ensure the safety and quality of our products,  we use the USDA's Hazard Analysis of Critical  Control
Points  methodology  to identify  food safety  hazards in our  operations.  This approach uses a team of technically  trained  individuals  who are familiar with the processes to be evaluated.  Each separate point in the process is identified and any hazards  associated  with them are assessed.  Methods for monitoring the quality  and  safety of  products  as they move  through  these  points are then developed and implemented.

     The  quality  management  points  listed  below  provide  the basis for our
Process  Verified  Program.  In November of 1998, we became the first company in
the  pork   industry   to   receive   approval   for  this   program   from  the
USDA-Agricultural  Marketing  Service.  This approval gave  accreditation to the only program which extends from live animal production through processing. While other pork companies have since received  approval of their own Process Verified programs,  we believe ours is the most  comprehensive,  encompassing live animal production through processing.

     Process Verified is based on ISO-9000 requirements that are adapted for the livestock  industry,  and is  administered  by the USDA  Agricultural  Marketing
Service,  Livestock and Seed  Division.  We have  designated  six  comprehensive process points  throughout  our process to represent our program.  These quality management points are summarized as follows:

     •    Every order is traceable to source farms

     •    Every phase of production is managed using a food safety based control system

     •    Production and processing systems are designed to continuously  assess the  effect  of farm  and  plant  processes  on meat  quality  traits, including extensive genetic research

     •    Personnel  are  trained to handle all  livestock  according  to proper animal handling guidelines

     •    We are committed to environmental stewardship with the goal to protect the quality of the  environment  by evaluating and improving the waste management systems

     •     All  antibiotic  free  products  derive from market  animals that have never received antibiotics through feed, water, or via injection

     Our  automated  processing  operations  have been  designed  to achieve the benefits of vertical  integration that are not available to  non-integrated  hog producing or pork processing competitors. Some of these benefits are as follows:

     •    We capture more value from our hogs through further  processing rather than passing this value on to other processors

     •    We streamline  logistics,  transportation and production  schedules to enhance asset utilization and reduce our cost structure because of the proximity  and  integrated  management of  production  and  processing operations

     •    We improve the  realizable  value of our hogs through our control over the key factors (genetics,  nutrition and environment) that affect the leanness and meat quality of each hog

     •    We believe we provide a higher  level of quality and safety  assurance to our  customers  because  of our  control  of  both  production  and processing

     We believe that by controlling our own high quality, consistent hog supply, we can be among the more  efficient  processors  in the  industry  and produce a consistent high-quality product whose value will be recognized in the market.

     The design of our Missouri and North Carolina processing facilities reflect four key objectives:

     •    Modern  equipment and proven  technology has been used to build two of the highest quality facilities in the industry

     •    The  facilities  are  designed to  emphasize  worker  safety to ensure compliance  with all  regulations  and to  reduce  worker  injury  and turnover

     •    The  facilities are designed to produce a product that is appealing to further  processors  and consumers and will be brandable.  They employ identification  and tracking  technology to ensure quality control for the final pork product

     •    The facilities are designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards

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

North Carolina

     Our North Carolina pod has both production and processing  operations.  The
North Carolina production operation, based at Clinton, employs approximately 300 people.  A 66,000-sow  herd produces  approximately  1.3 million market hogs per year. Contractual  arrangements for purchasing weaned pigs produce an additional one-half  million market hogs per year. Nine sow units,  three nursery units and four  finishing  units are located on farms in various  counties  throughout the state.  Most of the  production  operations  in North  Carolina are conducted on farms that are not owned by us. Instead, we have contract grower agreements with local  farmers  who  provide  the land,  space and labor  needed.  These  grower arrangements  are  managed by our hog  production  field  supervisors.  The hogs themselves are owned by us, are raised according to our specifications using our genetics,  feed and supplies, and are delivered to our North Carolina processing facility. Since these arrangements allow us to control the process, from a hog's initial genetic makeup to the pork product ultimately  produced and shipped,  we consider them to be a part of our integrated operations notwithstanding the fact that we do not own the farms themselves.

     The North  Carolina  processing  facility is located at Clinton and employs approximately  1,200  people  processing  up to 10,000 hogs daily,  depending on seasonality and market conditions,  or up to 2.6 million hogs per year. Now that construction and renovation are complete at this recently acquired facility,  we believe the plant is one of the most advanced  facilities of its kind. To obtain the  estimated  700,000 hogs annually used by the facility that are not supplied by our production  operations,  we have  established  supply  arrangements  with several  external hog suppliers  who have agreed to follow our Process  Verified requirements.

Texas

     Our  Texas  pod  has  only  production  operations.  These  operations  are
headquartered  at  Dalhart,   Texas  and  employ  approximately  300  people.  A
34,000-sow   herd  produces   approximately   600,000   market  hogs  per  year.
Twenty-three  sow units, six nursery units and eight finishing units are located on farms in Dallam and Hartley  counties.  No contract  finishing is used in the
Texas  pod's  production.  A minor  portion  of the hogs  produced  in Texas are transported  to our Missouri  processing  facility.  Substantially  all are sold under two long-term contracts with major processors.

     In  fiscal  2003,  we  completed  the  addition  of a new  10,000  sow  and
wean-to-finish   operation  at  our  Texas  facilities.   Our  Texas  production
facilities are located on approximately 54,000 acres with adequate space and all environmental  and land use permits  required for further  expansion in a manner that could replicate our Missouri hog production facilities.

Research and Development

     We  use  an  applied  research   strategy  which  allows  rapid  and  early
implementation  of  technologies in production,  nutrition and processing.  This effort is driven by our technical  team,  many of whom have advanced  degrees in nutrition, meat science, and health assurance. This group also uses an extensive network of outside  scientists and other contacts to enable us to use the latest technology.

     We constantly  seek to improve the genetics of our production  herds and to produce hogs that are the highest quality commercially available. Our female and male  breeding  stock are  purchased  from  several of the  world's  largest hog genetics firms, which employ extensive  research efforts in molecular  genetics, biosecurity,  food safety and meat quality.  We also have internal  "multiplier"
herds, which are continually  improved through the purchase of enhanced genetics and  provide an  internal  source of a majority  of our sows at a  substantially reduced cost, and with greater control.

     We routinely evaluate  alternate  genotypes to validate and compare them to existing  products.  In addition,  we conduct intense research trials to further develop existing genotypes to meet economic and customer demands for composition and  quality.  These  arrangements  enhance  the  quality  of our  genetics  and diversify  our  genetic  sources.  We also  incorporate  careful  computer-based monitoring of the breeding performance of all our breedstock to improve breeding patterns and remove  sub-optimal  parents from the herd.  These  operations  are conducted  at  our  Missouri,  Texas  and  North  Carolina  genetic  improvement facilities.

     We also have been a leader in the implementation of new technologies at our processing  facilities.  For  example,  we  believe  that we were the first U.S.
company to introduce  the use of  European-designed  carbon  dioxide  anesthesia systems in pork  processing  to reduce  livestock  agitation  and increase  meat quality.  Specially  designed  trucks and holding areas also enhance the welfare and handling of our hogs. In addition,  we use extreme chilling  technologies to improve product quality traits like color, texture and moisture retention.

     We also are ending our fourth year of a five-year,  $25  million,  research program to develop  improved  waste  processing  methods and  technologies.  See
"Legal Proceedings."

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

Intellectual Property

     We hold several  trademark  and other  intellectual  property  rights.  For example,  we have registered the names "Premium  Farms,"  "Natural  Excellence,"
"Premium  Standard Farms," "Premium  Standard  Certified,"  "Fresh from the Farm
Taste," "Carolinian," "Lundy's," "Tomahawk Farms," "Signature Cuisine" and "Gold
Banner"  with the  United  States  Patent  and  Trademark  Office.  We have also registered "Premium Standard Farms" in some of the foreign countries to which we sell our products.  In addition to trademark  protection,  we attempt to protect our  unregistered  marks and other  proprietary  information  under trade secret laws,  employee and  third-party  non-disclosure  agreements  and other laws and methods of  protection.  We have been  issued a patent  with the  United  States
Patent and Trademark Office for an animal waste  management  system designed for some of our production facilities.

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

Regulation

     Various  federal,  state  and  local  laws  and  regulations  apply  to our operations,  particularly in the health and environmental  areas administered by the Occupational Safety and Health Administration (OSHA), the USDA, the Food and
Drug Administration (FDA), the federal Environmental Protection Agency (EPA) and corresponding  state  agencies  such  as  the  Missouri  Department  of  Natural
Resources  (MDNR),  the Texas Natural Resource  Conservation  Commission and the
North Carolina  Department of Environment and Natural  Resources.  We anticipate increased  regulation  by these  agencies,  including the USDA  concerning  food safety and the FDA regarding the use of medication in feed.

     Current  environmental  regulations  impose  standards and  limitations on, among other things, our waste treatment lagoons,  water treatment facilities and new construction  projects.  Animal waste from our hog production  facilities is anaerobically  digested and the resulting fluids are then applied to surrounding farm land.  This  process  uses  lagoons in Missouri  and North  Carolina  and a combination of digesters, lagoons, solid separators and aeration tanks in Texas.

     In North Carolina,  the use of waste treatment lagoons and spray fields for the disposal of swine waste continues to be controversial. Certain areas of that state are prone to flooding, as well as exposed to hurricanes from time to time.
Due in part to damage  caused to waste lagoons by recent  hurricanes,  the state has extended a moratorium  on  construction  of new hog lagoons and spray fields until 2007. It is anticipated  that this  moratorium will be extended until such time as more effective technologies are developed to protect the environment.

     On September 29, 2000, we  voluntarily  entered into an agreement  with the
Attorney  General of North  Carolina.  Under this  agreement,  we  committed  to implement  "Environmentally  Superior  Technologies" for the management of swine waste at our farms within three years after an independent  panel has determined that such technologies are both effective and economically feasible to construct and operate. "Environmentally Superior Technologies" are generally identified as waste  treatment  technologies  that meet  certain  performance  standards  with respect to release of materials  into the  environment.  In addition,  under the agreement,  we  paid  $2.5  million  to a  fund  for  the  development  of  such technologies,  for environmental  enhancement activities and for the defrayal of costs incurred by the state related thereto.  We have met all of our commitments to date under this  agreement  and  continue  to work  closely  with the state's designated  representative at North Carolina State University in the development of "Environmentally Superior Technologies." See also "Legal Proceedings."

     The Country of Origin Labeling (COOL)  requirements  became law pursuant to the  Farm  Security  and  Rural  Investment  Act of  2002.  Due to our  vertical integration,  we do not anticipate any material compliance problems. The EPA has also issued its Concentrated  Animal Feeding Operation (CAFO) effluent guideline rules in December 2002. Our facilities and related operating  procedures meet or exceed  most  of the  rules,  and we do not  anticipate  any  material  problems complying with these rules.

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

     If the Johnson Amendment had become law, it may have had a material adverse effect on our vertically  integrated business. It may have caused us to consider a restructuring of our operations.  We, along with industry groups, succeeded in educating lawmakers as to the adverse effects and unintended consequences of the
Johnson  Amendment,  leading  to its  subsequent  rejection  by  the  Conference
Committee.  We and  others in the  industry  will  continue  efforts  to educate lawmakers,  but the parties advocating passage of the Johnson Amendment continue to propose similar legislation. If a provision like the Johnson Amendment became law, it could have a material adverse effect on us.

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

Item 2.  Properties

     (a)  Hog Production.

     We have a combination of owned and leased hog production  facilities  which support approximately  212,000 sows and their respective offspring.  As detailed below, there are three geographic areas where our pork production operations are located.

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

     The  Texas  production  operation  has a  34,000-sow  herd  which  produces approximately  600,000  market  hogs per year.  The  production  facilities  are located on  approximately  54,000 acres and are supported by one owned  feedmill with an annual capacity of 180,000 tons per year.

     The  North  Carolina  production  operation  has a  66,000-sow  herd  which produces  approximately 1.3 million market hogs per year. Most of the production operations  in North  Carolina are  conducted on farms that are not owned by us.
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

     The Missouri  facility  has a processing  capacity of 7,100 market hogs per day and is one of the most modern and  technically  advanced  facilities  of its kind.  Substantially all of the market hogs processed at this plant are produced by our Missouri pork production operation.

     In fiscal  2003,  we  completed a major  renovation  to our North  Carolina processing facility which increased its processing capacity. The facility is now capable of  processing  up to 10,000 hogs daily,  depending on  seasonality  and market conditions,  and we believe it is now, along with our Missouri processing plant, one of the most advanced facilities of its kind in the United States. The majority of the market hogs  processed at the facility are provided by our North
Carolina  pork  production  operations  with the  remainder  being  sourced from outside suppliers.

Item 3.  Legal Proceedings

     We have settled two citizens'  action suits which sought to enforce alleged violations  of the Clean Air Act,  Clean  Water Act and  CERCLA  against  us and
ContiGroup Companies,  Inc.  ("ContiGroup").  The U.S. Environmental  Protection
Agency (the "E.P.A.") had intervened in this action and filed a separate  notice of violation against us under the Clean Air Act. This settlement, in the form of a consent  decree ("EPA Consent  Decree"),  resolved all  outstanding  issues of
ContiGroup  and  us  with  the  E.P.A.  In  1998,  we  engaged  in a  series  of transactions with ContiGroup  pursuant to which we purchased from ContiGroup its
North Missouri Farms hog production  operations and ContiGroup purchased a 51.0%
ownership interest in us (the "1998 ContiGroup transaction"). To the extent that
ContiGroup incurred any liability in this litigation,  we assumed that liability pursuant  to the  terms  of our 1998  ContiGroup  transaction.  The EPA  Consent
Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a  prescribed  time  period.  Other key  elements of the EPA Consent
Decree include: monitoring air emissions from lagoons and barns; compliance with certain  best  management  practices  to reduce the risk of  spills;  testing of selective  lagoons to ensure  integrity,  and the  payment  of a $350,000  civil penalty.  The counsel for the citizen  plaintiffs  has  submitted a petition for recovery of attorneys' fees in connection with the lawsuits  against both us and
ContiGroup.  We believe the majority of these fees have been previously paid and resolved.  We believe  the  resolution  of this  matter will not have a material adverse effect upon our financial position or results of operations.

     In 1999,  we settled a suit filed by the  Attorney  General of the State of
Missouri against us and ContiGroup. As referenced above, we assumed ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement  required  us  and  ContiGroup  to  enter  into  a  consent  judgment
("Missouri  Consent  Decree")  pursuant to which we are  obligated to invest $25 million on or before May 19, 2004,  for  researching,  installing  and operating improved  technology  to control  wastewater,  air and odor  emissions  from our
Missouri  farms.  All such  investments are subject to the approval of an expert panel of independent university experts. To date, we have spent $11.9 million to satisfy the settlement.  We anticipate an extension of this expenditure deadline
because   both  the  State  of  Missouri  and  the  expert  panel  want  further confirmation of the efficacy of any chosen technology. In addition,  pursuant to the Missouri  Consent  Decree we and  ContiGroup  were issued a $1 million civil penalty.  Of this,  $650,000  has been paid and  $350,000 is  suspended  pending certain conditions.

     In addition  to the suits  discussed  above,  we have  received  notices of violations from the Missouri  Department of Natural Resources  alleging releases of wastewater.  We have responded to these notices in an effort to resolve these matters.  The State of Missouri  filed a lawsuit in June 2002 seeking  penalties and injunctive relief for these violations.  We have filed an answer, believe we have good defenses, and intend to vigorously defend this suit.

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

     (b)  Holders.  As of April 30, 2003,  there were  approximately  150 record holders of the Class A Common Stock of PSF Group  Holdings and one record holder of the Class B Common Stock of PSF Group Holdings.

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

     (d)  Securities  Authorized for Issuance Under Equity  Compensation  Plans.
The following  table sets forth  information  regarding our equity  compensation plans as of March 29, 2003:

                                               A                               B                              C

                                                                                                Number of Securities Remaining
                                      Number of Securities                                           Available for Future
                                        to be Issued Upon               Weighted Average            Issuance Under Equity
                                    Exercise of Outstanding     Exercise Price of Outstanding         Compensation Plans
    Plan Category                 Options, Warrants and Rights    Options,Warrants and Rights    (Excluding Those in Column A)
    -------------                 ----------------------------  -----------------------------   ------------------------------
Equity compensation plans
 approved by security holders....             --                              --                             --
Equity compensation plans
 not approved by security holders...       7,428                     $  1,666.48                          7,572
                                         -------                     -----------                        -------
Total...............................       7,428                     $  1,666.48                          7,572
                                         =======                     ===========                        =======

     For a  description  of our  1999  Equity  Incentive  Plan,  see  "Executive
Compensation" below.

Item 6.  Selected Financial Data

     The following table sets forth selected historical  consolidated  financial information for PSF Group Holdings from inception (May 13, 1998, the date of the
ContiGroup  acquisition)  through  the period  ended  March 27, 1999 and for the fiscal years ended March 25, 2000,  March 31, 2001 and March 30, 2002, which was derived from our consolidated  financial statements,  which have been audited by
Arthur Andersen LLP, independent public accountants.  The financial  information presented  for the fiscal  year  ended  March 29,  2003,  was  derived  from our consolidated financial statements,  which have been audited by Deloitte & Touche
LLP, independent public accountants.

     The  financial  information  presented  for the years ended March 31, 2001,
March 30, 2002, and March 29, 2003, reflect our acquisition of The Lundy Packing
Company on August 25,  2000 and our  acquisition  of Premium  Standard  Farms of
North Carolina,  Inc. on September 22, 2000, both of which were accounted for in accordance with the purchase  method of accounting.  This data should be read in conjunction with  "Management's  Discussion and Analysis of Financial  Condition
and Results of Operations" and the financial statements and the notes thereto.

                                     For the period                       Fiscal years ended
                                     ---------------       ---------------------------------------------------
                                     May 13, 1998 to       March 25,     March 31,     March 30,     March 29,
                                     March 27, 1999          2000          2001          2002          2003
                                     ---------------       ---------     ---------     ---------     ---------
                                                          (Dollars in thousands)

STATEMENT OF OPERATIONS DATA:
Net Sales                               $ 237,090      $ 306,266     $ 540,576     $ 674,946      $ 608,414
Operating income (loss)                   (35,321)        14,514        61,333        64,770        (39,430)
Net income (loss)                         (32,545)        (5,287)       22,014        25,365        (38,600)

OTHER FINANCIAL DATA:
EBITDA (1)                              $    2,330     $   62,527    $  112,292    $  120,825     $   22,078
Capital expenditures                        22,126         23,669        43,224        96,232         35,505
Pounds of pork sales (millions)             296.79         345.84        603.88        675.02         737.95
Total hogs processed (million)                1.61           1.92          3.02          3.66           4.07

BALANCE SHEET DATA (AT PERIOD END):
Working capital                         $   70,010     $   51,698    $  119,764    $  120,097     $  139,523
Total assets                               617,455        584,498       773,440       807,639        779,062
Total long-term debt and capital leases
   (including current portion)             211,384        175,997       267,216       272,782        305,184
----------

     (1)  EBITDA  represents  earnings  before  interest,  taxes,  depreciation, amortization and impairment. EBITDA is presented because we believe it is  frequently  used  by  securities  analysts,  investors  and  other interested  parties in the  evaluation  of companies in our  industry.
          EBITDA is also a covenant in our bank credit facility.  However, other companies in our industry may calculate EBITDA differently than we do.
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

                                                     For the period                     Fiscal years ended
                                                     ---------------  ------------------------------------------------------------
                                                     May 13, 1998 to     March 25,       March 31,      March 30,       March 29,
                                                     March 27, 1999       2000             2001           2002            2003
                                                     ---------------  ------------    ------------    ------------    ------------
                                                                              (Dollars in thousands)

Reconciliation of EBITDA to net cash (used in) provided by operating activities:

EBITDA                                                $     2,330     $    62,527     $   112,292     $   120,825     $    22,078
Plus (minus):
   Interest expense, net                                  (17,601)        (21,500)        (23,952)        (20,404)        (23,745)
   Loss on early extinguishment of debt                         -               -              -           (2,192)              -
   Tax benefit (expense)                                   20,377           1,699         (15,367)        (16,809)         24,575
   Amortization of deferred financing costs                     -              -             738            1,209           1,546
   Deferred income taxes                                  (20,377)         (1,874)         16,825           9,946         (19,164)
   Net loss (gain) on sale of fixed assets                  2,787          (1,433)         (3,763)         (4,950)          1,298
   Senior note interest paid-in-kind                        6,814           7,189               -               -               -
   Changes in operating assets and liabilities, net        (1,950)          9,028         (22,393)         (7,110)        (23,968)
                                                      ------------    ------------     -----------    ------------    ------------
                                                           (9,950)         (6,891)        (47,912)        (40,310)        (39,458)
                                                      ------------    ------------     -----------    ------------    ------------
Net cash (used in) provided by operating activities   $    (7,620)    $    55,636     $    64,380     $    80,515     $   (17,380)
                                                      ============    ============    ============    ============    ============

Item 7.  Management's  Discussion and Analysis of Financial Condition and Results
of Operations

     The following  discussion  should be read in conjunction with the financial statements,  including the notes thereto,  and the other  financial  information appearing elsewhere in this report on Form 10-K.

Overview

     As a vertically  integrated  provider of pork products,  we operate in both pork industry segments:  hog production and pork processing.  In fiscal 2001, we made  two  strategic  acquisitions  to  strengthen  our  position  in  the  food production  industry.  On August 25, 2000, we acquired The Lundy Packing Company
("Lundy") and its affiliated companies,  which owned a processing plant in North
Carolina capable of processing 1.8 million hogs per year and owned approximately
41,000 sows.  On September  22, 2000,  we  acquired,  from  ContiGroup,  Premium
Standard Farms of North Carolina  ("PSFNC"),  which owned  approximately  24,000 sows.  As a  result  of  these  acquisitions  and  further  enhancements  to our operations,  we  are  the  second  largest  owner  of  sows  in  North  America, controlling  over  255,000  sows,  of which  approximately  212,000  are  owned, producing  approximately  4.5  million  hogs per year.  We are also the  seventh largest  pork  processor  in the  United  States,  with two  plants  capable  of processing approximately 4.5 million hogs per year.

     As an  important  part of our growth  strategy,  we  evaluate on an ongoing basis potential  industry-related  acquisitions and joint ventures. Other than a recent joint  venture in a small sow  processing  operation,  we have not at the
present  time  entered  into  any  definitive   agreements   contemplating  such
acquisitions or joint ventures. Further, there can be no assurance as to whether or when any negotiations will ultimately culminate in definitive  agreements or, if any definitive agreement is reached, whether any acquisition or joint venture will ultimately be consummated. To complete any acquisition or joint venture, we may use our revolving credit facility or other financing  alternatives available at the time.

     Our  fiscal  year is the 52 or  53-week  period,  which  ends  on the  last
Saturday in March.  Our financial  statements  include  activity from the fiscal years ended March 29, 2003 (52 weeks),  March 30, 2002 (52 weeks), and March 31,
2001 (53 weeks).

Net Sales

     Our net sales are  generated  from the sale of pork  products to retailers, food service  suppliers,  further  processors,  export  buyers,  and to a lesser extent the sale of market hogs to other pork  processors.  In fiscal 2003, sales of pork products  accounted  for  approximately  91% of our net sales,  with the remaining 9% coming from sales of market hogs.

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
For our fiscal years ended March 29, 2003, March 30, 2002 and March 31, 2001, we processed  4.1  million,  3.7 million and 3.0 million  hogs,  respectively.  Our
Missouri  processing plant is currently capable of processing 7,100 hogs per day and our North Carolina processing plant is currently capable of processing up to
10,000 hogs per day, depending on seasonality and market  conditions.  The value that we  extract  from  hogs  processed  is  primarily  driven  by pork  prices, processing  yields and to a lesser extent,  by product mix, as premium  products and boneless and further processed products generate higher prices and operating margins.

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

Cost of Goods Sold

     Our cost of goods sold is driven primarily by several key factors.  For our pork processing  operations,  the main costs (excluding  market hogs) are labor, packaging, utilities, and facility expenses. Given the high fixed costs required to build,  maintain  and operate a  processing  plant,  unit costs are  impacted somewhat by processing  volumes.  For fiscal 2003, the costs associated with our
North Carolina pork processing  facility  reflected the fact that  approximately
29% of the hogs  processed at that facility were  purchased at market price from independent  local  farmers  under  supply  contracts.  For our  hog  production operations,  the main costs are feed,  labor,  utilities,  and facility expenses which include  maintenance,  depreciation  and contract  grower fees.  The costs associated with feed generally represent 50% to 60% of the total cost to raise a market hog  depending on the price of corn and soybean  meal,  which  constantly fluctuates.  Increases in the price of these commodities  result in increases in our feed costs,  while decreases  reduce our feed costs.  The relative impact of price  changes in these  commodities  varies based on the  percentage  that each makes up in our  feed  composition.  See  "Market  Risk."  We are  proactive  in recognizing  opportunities to improve our cost structure and strive to be one of the lowest cost producers in the industry.

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

Results of Operations

     The following table presents selected historical financial  information for our  production  and  processing  segments  for the fiscal years ended March 29,
2003,  March 30, 2002 and March 31, 2001.  Results of operations  for the fiscal year ended March 31, 2001  include  information  for The Lundy  Packing  Company
("Lundy")  from August 25, 2000 and  information  for Premium  Standard Farms of
North Carolina,  Inc. ("PSFNC") from September 22, 2000, the respective dates of acquisition.  Net sales,  gross profit and operating  income by segment are also presented  as a  percentage  of  their  respective  totals.  The  columns  under year-to-year  change show the dollar and  percentage  change from the respective years ended. Intersegment sales are based on market prices.

                                                           Fiscal Year Ended                                      Year to Year Change
                               ----------------------------------------------------------------------------------------------------------------
                               March 29,                March 30,               March 31,                2003 to             2002 to
                                 2003%         2002%         2001%         2002%        2001%
                               ---------        -       ---------       -       ---------       -        -------      -      -------        -
                                                                       (in millions except percentages)
Net Sales
   Production                  $   357.2      58.7%     $   440.8      65.3%     $  359.1      66.4%     $ (83.6)   (19.0)%  $  81.7      22.8%
   Processing                      558.3      91.8%         599.6      88.8%        475.7      88.0%       (41.3)    (6.9)%    123.9      26.0%
   Intersegment                  (307.1)    (50.5)%       (365.4)    (54.1)%      (294.2)    (54.4)%         58.3     16.0%   (71.2)    (24.2)%
                               ---------   --------     ---------    -------     --------    -------     --------  --------  -------    -------
     Total Net Sales           $   608.4     100.0%     $   675.0     100.0%     $  540.6     100.0%     $ (66.6)    (9.9)%  $ 134.4      24.9%
                               =========   ========     =========    =======     ========    =======     ========  ========  =======    =======

Gross Profit
   Production                  $  (63.3)     269.4%     $    59.8      69.7%     $   62.4      73.9%     $(123.1)  (205.9)%  $ (2.6)     (4.2)%
   Processing                       39.8   (169.4)%          26.0      30.3%         22.0      26.1%         13.8     53.1%      4.0      18.2%
                               ---------   --------     ---------    -------     --------    -------     --------  --------  -------    -------
     Total Gross Profit        $  (23.5)     100.0%     $    85.8     100.0%     $   84.4     100.0%     $(109.3)  (127.4)%  $   1.4       1.7%
                               =========   ========     =========    =======     ========    =======     ========  ========  =======    =======

Operating (Loss) Income
   Production                  $  (63.1)     160.2%     $    59.5      91.8%     $   62.7     102.3%     $(122.6)  (206.1)%  $ (3.2)     (5.1)%
   Processing                       34.4    (87.3)%          23.0      35.5%         16.2      26.4%         11.4     49.6%      6.8      42.0%
   Corporate                      (10.7)      27.1%        (17.7)    (27.3)%       (17.6)    (28.7)%          7.0     39.5%    (0.1)     (0.6)%
                               ---------   --------     ---------    -------     --------    -------     --------  --------  -------    -------
Total Operating (Loss) Income  $  (39.4)     100.0%     $    64.8     100.0%     $   61.3     100.0%     $(104.2)  (160.8)%  $   3.5       5.7%
                               =========   ========     =========    =======     ========    =======     ========= ========  =======    =======

Fiscal year Ended March 29, 2003 Compared to the Fiscal Year Ended March 30, 2002

Consolidated

Net Sales.  Net sales decreased by $66.6 million,  or 9.9%, to $608.4 million in fiscal  year 2003 from  $675.0  million in fiscal year 2002.  The  decrease  was attributed  to a  decrease  of prices of $91.6  million,  which was offset by an increase  in  volume of $25.0  million.  Wholesale  pork  prices  were  severely impacted by several  factors,  including,  an increased  supply of pork industry wide,  compounded  by an  increased  supply  of all meat  proteins.  Much of the increase in meat proteins was  attributed to the Russian ban on poultry  imports from the United States,  which was lifted in fiscal year 2003, but is subject to current negotiations  regarding import  requirements.  Although the ban has been lifted,  the  effects  of  it  as  well  as  the  increase  in  pork  production industry-wide for the year continued to have a negative impact on market hog and wholesale  pork prices during fiscal year 2003.  See Segment  Analysis below for comments on changes in sales by business segment.

Gross Profit.  Gross profit decreased by $109.3 million, or 127.4%, to a loss of
$23.5  million in fiscal year 2003 from a profit of $85.8 million in fiscal year
2002. As a percentage of net sales, gross profit decreased to (3.9)% from 12.7%.
This  decrease was due to the decrease in sales prices  mentioned  above coupled with a 3.4%  increase in costs to produce  our  products.  See Segment  Analysis below for comments on changes in gross profit by business segment.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses decreased as a percentage of net sales to 3.0% in fiscal year 2003 from 3.2% in fiscal year 2002. In dollar terms,  selling,  general and administrative expenses decreased by $3.2 million, or 14.9%, to $18.3 million in fiscal  year 2003 from $21.5  million in fiscal year 2002.  The  majority of the decrease  is  attributable  to  decreased  bonus and  long-term  incentive  plan accruals for fiscal year 2003.

Operating  (Loss)  Income.  Operating  income  decreased by $104.2  million,  or
160.8%,  to an  operating  loss of $39.4  million  in  fiscal  year 2003 from an operating  income of $64.8  million  in  fiscal  year  2002.  The  decrease  was attributable to the factors mentioned above.

Interest  Expense,  net. Interest expense,  net,  increased by $3.3 million,  or
16.2%,  to $23.7  million in fiscal year 2003 from $20.4  million in fiscal year
2002. The increase was attributed to an increase in total  interest-bearing debt outstanding  and increased  amortization  of deferred  financing costs which are charged to interest  expense  related to recent bank credit  amendments,  offset slightly by lower  interest  rates on our variable rate debt.  See Liquidity and
Capital Resources below for more information.

Income Tax  Expense.  Our  effective  tax rate was 38.9% in the fiscal year 2003 compared to an effective  rate of 39.9% in fiscal year 2002.  The difference was primarily attributable to the utilization of state income tax credits.

Segment Analysis

Hog  Production.  Net sales  decreased  by $83.6  million,  or 19.0%,  to $357.2 million  in fiscal  year 2003 from  $440.8  million  in fiscal  year  2002.  The decrease  primarily  resulted  from a 22.0%  decrease  in net  market  hog sales prices,  partially  offset  by a 3.9%  increase  in volume  attributable  to the effects of our Texas sow herd  expansion  and  additional  contract  production.
Intersegment sales to our pork processing  segment  transferred at market prices are eliminated in the Consolidated Statements of Operations.

     Gross profit  decreased by $123.1  million,  or 205.9%,  to a loss of $63.3 million in fiscal year 2003 from a gross profit of $59.8  million in fiscal year
2002.  The  decrease was a  combination  of the decrease in net market hog sales prices  mentioned  above,  coupled  with an increase in costs of $39.5  million,
$14.7  million of which  related to increased  volume and $24.8 million of which related to increased costs.  Overall, hog production costs were 6.2% higher on a per hundred weight basis in fiscal year 2003 compared to fiscal year 2002,  with the majority of the increase caused by higher feed costs, lower values on culled animals and a lower weight per animal marketed.

     Operating  income decreased by $122.6 million,  or 206.1%,  to an operating loss of $63.1 million fiscal year 2003 from an operating income of $59.5 million in fiscal year 2002. The decrease is attributed to the factors mentioned above.

Pork Processing.  Net sales decreased $41.3 million,  or 6.9%, to $558.3 million in fiscal  year 2003 from  $599.6  million  in fiscal  year 2002.  The  decrease resulted from a 16.2% decrease in pork product sales prices, partially offset by an 11.1% increase in volume processed compared to the same period last year. The increase in volume was  primarily  attributable  to the  expansion  at the North
Carolina plant completed in late fiscal year 2002, which increased capacity from
6,500 hogs per day to 10,000 hogs per day.

     Gross profit  increased by $13.8  million,  or 53.1%,  to $39.8  million in fiscal year 2003 from $26.0 million in fiscal year 2002. The increase  primarily resulted  from higher  margins on pork  products  due to lower market hog prices coupled with higher volume through the plants.  Processing  costs increased 1.2%
during  fiscal year 2003  compared to fiscal year 2002,  primarily the result of increased  depreciation  expense related to the North Carolina  processing plant expansion and added emphasis on higher cost value-added products.

     Operating income increased by $11.4 million,  or 49.6%, to $34.4 million in fiscal  year 2003 from $23.0  million  in fiscal  year 2002.  The  increase  was attributed to the factors mentioned above.

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

     Net cash flow (used in) and  provided by operating  activities  was ($17.4)
million,  $80.5 million and $64.4  million in fiscal years 2003,  2002 and 2001, respectively.  The decrease in fiscal year 2003 was  attributed to a decrease in net income over fiscal year 2002,  the change in deferred  taxes and an increase in working  capital  requirements  partially  offset by an  increase in non-cash depreciation charges and losses on the sales of fixed assets.

     Net cash flow used in investing activities was $25.9 million, $81.3 million and $146.0 million in fiscal years 2003, 2002 and 2001, respectively.  In fiscal year 2003, net cash used in investing activities was spent as follows:

     •    Approximately $5 million was spent for continuing  improvements of our pork processing facilities;

     •    Approximately $6 million was spent for continuing  improvements of our hog production  facilities,  and  investments to develop and implement new technologies for improved waste handling; and

     •    The remainder was spent for purchases of breedstock.

     In  fiscal  year 2003 and 2002,  we  received  proceeds  from  disposal  of property,  plant,  equipment  and  breeding  stock of $11.7  million  and  $14.9 million,  respectively.  During  both  fiscal  years 2003 and 2002,  disposal of property,  plant,  equipment and breeding  stock  consisted  primarily of culled breeding stock.

     Net cash flow provided by (used in) financing activities was $36.1 million,
($0.6)  million  and  $88.5  million  in  fiscal  years  2003,  2002  and  2001, respectively.  In the first quarter of fiscal year 2002,  Premium Standard Farms issued $175 million of 9 1/4% senior  unsecured notes due 2011 ("9 1/4% Notes"), which were used to retire $137.9 million of 11% senior  secured  payment-in-kind notes ("PIK Notes") on July 7, 2001.  An  associated  1%  prepayment  penalty on these PIK Notes was also paid on July 7, 2001. With the remaining  proceeds,  we also  prepaid  $25  million of bank term  debt,  made a $6.3  million  quarterly payment  on bank term debt and paid down $4.0  million on our  revolving  credit facility.  The 9 1/4% Notes contain  customary  covenants and are  redeemable by
Premium Standard Farms under certain circumstances.

     Borrowings  are provided  under a Credit  Agreement that provides for up to
$150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base  formula),  including up to $15 million of letters of credit, and a term loan facility with $56.3 million  outstanding at March 29,
2003.   Obligations   under  the  Credit  Agreement  are  secured  by  liens  on substantially all of our assets. In addition to customary  financial  covenants, the Credit  Agreement  contains  customary  restrictions on, among other things, encumbrance  or  disposal  of  assets,  acquisitions,  additional  indebtedness, capital  investment,  payment of subordinated  debt and  construction of new hog production  facilities.  In addition to  customary  fees  payable  under  credit facilities  of this  type,  amounts  borrowed  under the Credit  Agreement  bear interest at fluctuating rates selected by us. These rates are based on the agent bank's prime rate (the Federal Funds Rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by our leverage  ratio.  All  borrowings  under the revolving  credit facility  mature on August  21,  2004,  and all  borrowings  under the term debt mature on August 21, 2005. Quarterly term loan payments have been deferred until
September 30, 2003.

     Total  indebtedness  at March 29, 2003 was $305.2  million,  as compared to
$272.8  million  at March 30,  2002.  At March 29,  2003,  we had $69.8  million outstanding  under our revolving  credit  facility,  $10.0 million in letters of credit and $64.8  million  available for  borrowing  under our revolving  credit facility.

     In fiscal 2004, we expect to spend approximately $33 million on net capital expenditures, of which we expect to spend:

     •    Approximately   $13  million  in  upgrades  and  improvements  in  our
          processing operations;

     •    Approximately   $9  million  in  upgrades  and   improvements  in  our
          production operations; and

     •    Approximately $11 million in net breedstock purchases.

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

     The  following  table   represents  a  summary  of  our  contractual   cash
obligations as of March 29, 2003.

                                                       Payments due by period
     Contractual Cash Obligations     Total       Current     1-3 years    4-5 years    Thereafter
                                                           (in thousands)

     Long Term Debt                $ 301,049      $ 12,500   $ 113,549     $      -     $  175,000
     Capital Lease Obligations         4,135           773       1,740        1,528             94
     Operating Leases                 26,063         5,973       9,370        5,673          5,047
     Unconditional Purchase
       Obligations                    11,074        11,074           -            -              -
     Other Long Term Obligations       1,000         1,000           -            -              -
                                   ---------      --------   ---------     --------     ----------
     Total Contractual Cash
       Obligations                  $343,321      $ 31,320   $ 124,659     $  7,201     $  180,141
                                   =========      ========   =========     ========     ==========

Amounts not included in above table

     Most of our hog production is raised in company-owned  facilities.  Some of the  production,  however,  is raised  under  farrowing,  nursery,  or finishing contracts with individual farmers. In these relationships,  we typically own the livestock and provide the necessary  feed,  genetics,  and veterinary  supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years.  Payments under these  agreements are included in cost of goods  sold.  These  payments  represented  approximately  11 percent of our hog production  segment's  cost of goods  sold for fiscal  year  2003.  All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

     At our North  Carolina pork  processing  facility,  we have  contracts with producers to provide us with market hogs for the amount we don't  produce at our hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield  formula.
Over the next 5 years we are  contracted  to  purchase  approximately  1,750,000 market hogs under these contracts.

     Under the Missouri Consent Decree with the Attorney General we are required to spend $13.1 million on additional  investments in research and development on or before May 19, 2004. We anticipate an extension of this expenditure  deadline
because   both  the  State  of  Missouri  and  the  expert  panel  want  further confirmation of the efficacy of any chosen technology.

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
Management believes the estimates are reasonable based on current information.

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

Market Risk

     Our operating  results are influenced by  fluctuations  in the price of our primary feed  components,  corn and soybean meal, and by  fluctuations in market hog and wholesale pork sales prices.  The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market  forces of supply and demand,  which are driven by matters  over which we have no control, including weather, current and projected worldwide grain stocks and prices,  grain export prices and supports,  hog production and  governmental agricultural  policies.  In our hog production segment we use forward contracts, as well as futures and options  contracts,  to  establish  adequate  supplies of future grain  requirements,  to secure  margins and to reduce the risk of market fluctuations.  To secure  margins and minimize  earnings  volatility in our pork processing  segment,  we utilize  lean hog futures to hedge  future pork product sales.  While this may tend to limit our  ability to  participate  in gains from favorable  commodity  price  fluctuation,  it also  tends to  minimize  earnings volatility and secure future margins.  For the fiscal year ended March 29, 2003, we  recognized  income  under  SFAS 133 of $1.4  million  in net sales for gains related to lean hog  futures  and losses of $0.9  million in costs of goods sold relating  to the  hedging  of feed  components.  As of March  29,  2003,  we had deposits  with  brokers  for  outstanding  futures  contracts  of $0.1  million, included  in  prepaid  expenses  and  other  current  assets.  For open  futures contracts,  we use a sensitivity  analysis technique to evaluate the effect that changes  in the  market  value  of  commodities  will  have on  these  commodity derivative instruments. As of March 29, 2003, the potential change in fair value of exchange-traded contracts,  assuming a 10% change in the underlying commodity price, was $4.9 million.

     We are exposed to changes in interest rates.  Our term and revolving credit facilities  have  variable  interest  rates.  Interest  rate  changes  therefore generally  do not affect the market  value of such debt but do impact the amount of our interest  payments and,  therefore,  our future  earnings and cash flows.
Assuming  other factors are held  constant,  a 1% change in interest rates would have an approximately $1.3 million impact on interest expense.  Conversely,  for fixed rate debt,  interest  rate  changes  do not impact  future  cash flows and earnings,  but do impact  the fair  market  value of such debt,  assuming  other factors  are held  constant.  During the fiscal year ended  March 30,  2002,  we entered  into an  interest  rate swap  agreement  to convert the  variable  base interest  rate of our bank term debt to a fixed rate of  3.0125%  plus the agent bank's  applicable  margin  (currently  3.125% at March 29,  2003).  The swap is accounted  for as a cash flow hedge under SFAS 133.  During  fiscal 2003,  we recognized a $0.7 million loss, net of tax, into Accumulated Other Comprehensive
Income for the market value of the swap.

     The 9 1/4% Notes had a fair  value of  approximately  $155.8  million as of
March 29, 2003 based on  inter-dealer  prices,  as compared to the book value of
$175.0 million as of March 29, 2003.

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

     •    economic conditions generally and in our principal markets;

     •    competitive  practices  in the  pork  production  and  processing industries;

     •    the impact of consolidation in the pork production and processing industries;

     •    the impact of current and future laws,  governmental  regulations and  fiscal  policies  affecting  our  industry  and  operations, including environmental laws and regulations, trade embargoes and tariffs;

     •    domestic and international transportation disruptions;

     •    food safety;

     •    the availability of additional capital to fund future commitments and expansion and the cost and terms of financing;

     •    outbreaks of disease in our herds;

     •    feed ingredient costs;

     •    fluctuations in live hog prices and the price of pork products;

     •    customer demands and preferences; and

     •    the occurrence of natural disasters and other occurrences  beyond our control.

     Our actual  results,  performance or achievements  could differ  materially from those expressed in, or implied by, the forward-looking  statements.  We can give no assurances  that any of the events  anticipated  by the  forward-looking statements  will occur or, if any of them do,  what impact they will have on our results of operations and financial  condition.  Please review our  Registration
Statement on Form S-4 filed on August 10, 2001 for other important  factors that could cause results to differ materially from those in any such  forward-looking statements.  Information in these archived  materials may not be current and may be superceded by more recent information published by us.

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

     Selected  quarterly  financial data required under this Item is included in
Note 13 to the consolidated financial statements.

Item 9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
         Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

     The following table sets forth certain information concerning the directors and executive officers of PSF Group Holdings and Premium Standard Farms:

             Name                 Age                     Position(s)
-----------------------       ----------  ---------------------------------------------------------------
John M. Meyer...............      41      Chief Executive Officer and Director of PSF Group Holdings
                                          and Premium Standard Farms
Robert W. Manly.............      50      President of PSF Group Holdings and Premium Standard Farms
Stephen A. Lightstone.......      57      Executive Vice President, Chief Financial Officer and
                                          Treasurer of PSF Group Holdings and Premium Standard Farms
J. Michael Townsley.........      43      Senior Vice President, Sales and Marketing of Premium
                                          Standard Farms
Jere Null...................      38      Vice President, Processing Operations of Premium Standard Farms
David H. James..............      48      Vice President, Production Operations of Premium
                                          Standard Farms
Gerard J. Schulte...........      53      General Counsel and Secretary of PSF Group Holdings and
                                          Premium Standard Farms
Dennis D. Rippe.............      49      Vice President, Controller and Assistant Secretary of
                                          PSF Group Holdings and Premium Standard Farms,
Michael J. Zimmerman........      52      Chairman of the Board and Director of and PSF Group
                                          Holdings and Premium Standard Farms
Ronald E. Justice...........      57      Director of PSF Group Holdings and Premium Standard Farms
Dean Mefford................      62      Director of PSF Group Holdings and Premium Standard Farms
Maurice L. McGill...........      66      Director of PSF Group Holdings and Premium Standard Farms
Michael A. Petrick..........      41      Director of PSF Group Holdings and Premium Standard Farms
Paul J. Fribourg............      49      Director of PSF Group Holdings and Premium Standard Farms
Vart K. Adjemian............      60      Director of PSF Group Holdings and Premium Standard Farms
John Rakestraw..............      42      Director of Premium Standard Farms
Annabelle Lundy Fetterman...      82      Director of Premium Standard Farms

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
Justice has been an Adjunct Professor in Business Studies at Brookhaven  College
since April  2001.  He served as  Executive  Vice  President  of  Operations  of
Consolidated  Container  Company from  September 1998 to April 2000. Mr. Justice was the Senior  Vice  President  of  Operations  of Scotts Co. from July 1995 to
September 1998.

     Dean Mefford has been a Director of Premium  Standard Farms since September
1996. He has been a Director of PSF Group Holdings since May 1998.  From January
1999 to  February  2001,  he  served  as  Chairman  of the  Board of  Doubletime
Corporation and from October 1999 to May 2000 he served as the Interim President of Ocean Spray Corp. Mr. Mefford served as President and Chief Executive Officer of Viskase  Corporation,  a manufacturer of flexible packaging and meat casings, from 1994 to 1998.

     Maurice L.  McGill has been a Director  of  Premium  Standard  Farms  since
September 1996. He has been a Director of PSF Group Holdings since May 1998. Mr.
McGill has served as the  President of Wirmac Corp.  since 1986 and as a general partner of McGill  Partners since 1989. Mr. McGill has also served as a director of Bluebonnet Savings Bank since 1990.

     Michael A.  Petrick has been a Director of PSF Group  Holdings  and Premium
Standard Farms since May 1998. He is a Managing Director of Morgan Stanley & Co.
Incorporated,  and has been with Morgan  Stanley  since 1989.  Mr.  Petrick also serves as a Director of Sunbeam Corporation,  DigitalGlobe Inc, V2 Music and TVN
Entertainment Corporation.

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

Committees of the Board of Directors

     The  Board of  Directors  of PSF Group  Holdings  has not  established  any committees. The Board of Directors of Premium Standard Farms has established two committees: a Compensation Committee and an Audit Committee. Each such committee has three or more members, who serve at the pleasure of the Board of Directors.

     The  Compensation   Committee  is  responsible  for  reviewing  and  making
recommendations  to the Board of  Directors  with  respect  to  compensation  of executive  officers,  other  compensation  matters  and awards  under the Equity
Incentive Plan. Currently, Messrs. Zimmerman,  Fribourg and Mefford serve on the
Compensation Committee. Mr. Fribourg is chairman of the committee.

     The Audit Committee is responsible for reviewing our financial  statements, audit reports, internal financial controls and the services performed by Premium
Standard Farms' independent public accountants,  and for making  recommendations with  respect to those  matters to the Board of  Directors.  Currently,  Messrs.
McGill,  Adjemian  and  Justice  serve on the  Audit  Committee.  Mr.  McGill is chairman of the committee.

Terms of Directors and Officers

     Directors  of Premium  Standard  Farms are  elected  annually  by PSF Group
Holdings, as sole stockholder, to hold office for one-year terms and until their successors are duly elected and qualified.

     The officers of PSF Group Holdings and Premium Standard Farms are appointed by the respective Boards of Directors and serve at the pleasure of such Boards.

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

Executive Compensation

     The  following   summary   compensation   table   summarizes   compensation
information with respect to our Chief Executive  Officer and our four other most highly compensated executive officers for our three most recent fiscal years.

                                                 Summary Compensation Table

                                                                        Long-Term Compensation
                                                                        --------------------------
                                                    Annual              Number of
                                                 Compensation           Securities      Long-Term
                                   Fiscal   ------------------------    Underlying      Incentive          All Other
Name and Principal Position         Year    Salary($)(1)    Bonus($)    Options(2)      Payouts($)     Compensation($)(3)
-------------------------------    ------   ------------   ---------    ----------     -----------     ------------------
John M. Meyer..................     2003    $   315,082    $     -            -        $      -        $     9,562
 Chief Executive Officer            2002        308,846      314,000          -               -              6,903
                                    2001        283,269      340,600     2,142.86         471,260            7,565

Robert W. Manly................     2003        300,336        -              -               -              9,400
 President                          2002        293,846      265,170          -               -              6,954
                                    2001        265,385      311,000     1,714.29         428,130            7,517

Stephen A. Lightstone..........     2003        260,639        -              -               -              8,969
  Executive Vice President,         2002        256,923      212,139          -               -              7,154
  Chief Financial Officer and       2001        245,769      259,000     1,571.43         373,090            7,464
  Treasurer

Jere Null......................     2003        209,136        -              -               -              4,692
  Vice President, Processing        2002        204,231       74,995          -               -            106,540
  Operations                        2001        112,709       56,000       571.43             -            205,877

David H. James.................     2003        199,019        -              -               -              8,323
  Vice President,                   2002        195,000       81,423          -               -              6,974
  Production Operations             2001        165,289      130,020       571.43         209,820            7,246

----------

(1)  Messrs.  Meyer,  Manly and Lightstone  have not received  salary  increases since June 2001 as part of the plan for senior  executives to have a larger percentage of their total compensation based on company performance through annual bonus opportunities.

(2)  Options to acquire shares of Class B Common Stock of PSF Group Holdings.

(3)  Consists of employer  contributions  to the 401(k)  plan and  premiums  for group-term life and accidental death and  dismemberment  insurance.  In the case of Mr. Null only, the amounts  listed also include  $100,000 in fiscal year  2002 and  $200,000  in  fiscal  year 2001  related  to  non-recurring payments  which were  payable  over two years in  recognition  of  benefits forfeited from a former employer.

     No options or stock  appreciation  rights were granted to, or exercised by, the named  executive  officers during fiscal year 2003. The following table sets forth information  regarding  exercisable and  unexercisable  options held as of
March 29, 2003, by each of the named executive officers:

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                            Number of Securities
                                           Underlying Unexercised
                                        Options at March 29, 2003(1)
                                      --------------------------------
                Name                    Exercisable     Unexercisable
        --------------------          --------------  ----------------
        John M. Meyer.............       2,142.86            --
        Robert W. Manly...........       1,714.29            --
        Stephen A. Lightstone.....       1,571.43            --
        Jere Null.................         377.14          194.29
        David H. James............         522.86           48.57
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

     •    Base severance pay equal to two weeks pay

     •    Supplemental severance pay equal to fifty weeks of pay

     •    Continuation of health benefits coverage for fifty-two weeks following termination.

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
                        -----------------------------------------------------
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

     Credited service for benefit  determination  purposes as of March 29, 2003, is  shown  below  for  each  of the  executive  officers  named  in the  summary compensation table above:

                                                       Years of
                            Name                       Service
                 -----------------------               --------
                 John M. Meyer.................            4
                 Robert W. Manly...............            6
                 Stephen A. Lightstone.........            4
                 David H. James................            4
                 Jere Null.....................            2

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding  capital stock of Premium  Standard Farms is owned by PSF Group Holdings.

     The following table sets forth certain  information  regarding ownership of the common  stock of PSF Group  Holdings as of April 30, 2003 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of stock,  (ii) each of our  directors,  (iii) each of the  executive officers set forth in the Summary  Compensation  table above and (iv) all of our directors and named executive officers as a group.

                                                                     Shares Beneficially Owned(3)
                                                                --------------------------------------
                                                                                 Percent      Percent
Title of Class(1)   Name and Address of Beneficial Owner(2)        Number        of Class     of Total
------------------  ------------------------------------------  -------------   ---------     --------
Class B Common      ContiGroup Companies, Inc.................  113,300.64        100.0         53.1
                    277 Park Avenue
                    New York, NY 10172
Class A Common      Putnam Investments........................   37,741.5389(4)    37.7         17.7
                    One Post Office Square
                    Boston, MA  02109
Class A Common      Morgan Stanley Dean Witter & Co...........   40,341.2161(5)    34.8         17.6
                    1221 Avenue of the Americas
                    New York, NY 10020
Class A Common      Oaktree Capital Management, LLC...........   16,491.49(6)      16.4          7.7
                    550 South Hope Street, 22nd Floor
                    Los Angeles, CA 90071
Class A Common      Prudential Funds..........................   10,016.66(7)      10.0          4.7
                    c/o State Street Bank & Trust
                    1 Heritage Drive
                    Quincy, MA 02171
Class A Common      Continental Assurance Company
                    Investment Fund...........................    7,422.47          7.4          3.5
                    CNA Plaza, 235
                    Chicago, IL 60685
Class B Common      John M. Meyer.............................    2,142.86(8)       2.1            *
Class B Common      Robert W. Manly...........................    1,714.29(8)       1.7            *
Class B Common      Stephen A. Lightstone.....................    1,571.43(8)       1.5            *
Class B Common      David H. James............................      571.43(8)         *            *
Class B Common      Jere Null.................................      571.43(8)         *            *
                    Michael J. Zimmerman......................         0              *            *
                    Ronald E. Justice.........................         0              *            *
                    Dean Mefford..............................         0              *            *
                    Maurice L. McGill.........................         0              *            *
                    Michael A. Petrick........................         0              *            *
                    Paul J. Fribourg..........................         0(9)           *            *
                    Vart K. Adjemian..........................         0              *            *
                    John Rakestraw............................         0              *            *
                    Annabelle Lundy Fetterman.................         0              *            *
                    All directors and executive officers as
                    a group (17 persons)......................   6,571.44(9)        6.0          2.9
----------

    *  Signifies less than 1%.

(1)  PSF Group  Holdings is authorized by its  certificate of  incorporation  to issue  250,000  shares of Class A Common Stock,  300,000  shares of Class B
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

(4)  Consists of Class A Common Stock beneficially owned by the following Putnam funds  and  trusts:  (a)  Asset  Allocation  Funds  --  Balanced  Portfolio
     (128.85),  Asset  Allocation  Funds  --  Growth  Portfolio  (33.05),  Asset
     Allocation  Funds -- Conservative  Portfolio  (41.86),  Diversified  Income
     Portfolio/Smith  Barney/  Travelers  Series  Fund  (22.03),  and High Yield
     Managed  Trust  (305.29),  (b) by  Gerlach & Co.,  as Nominee  for  Capital
     Management  Trust -- PCM  Diversified  Income Fund (528.10),  Equity Income
     Fund (11.01),  High Yield Advantage Fund  (7,071.86),  Global  Governmental
     Income  Trust  (113.27),  Premier  Income  Trust  (2,502.48),   Convertible
     Opportunities and Income Trust (220.25),  High Income  Convertible and Bond
     Fund (334.30),  Master Intermediate Income Trust (715.33),  The George Fund
     of Boston (220.25),  Managed High Yield Trust (575.79),  Diversified Income
     Trust (9,799.68), Master Income Trust (1,003.86),  Capital Management Trust
     -- PCM High Yield Fund  (1,578.53),  High Yield Trust  (11,857.08),  Income
     Fund (440.51),  Balanced  Retirement Fund (110.13),  and High Yield Managed
     Trust (49.00),  (c) by Bost & Co.,  Nominee for the High Yield Fixed Income
     Trust (77.6489) and Ameritech Pension Trust (1.38).

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

(6)  Consists of shares of Class A Common Stock held by OCM Opportunities  Fund,
     L.P.  (11,210.87),  Hare & Co. (4,697.52),  Columbia/HCA  Master Retirement
     Trust (467.10) and Jefco (116.00).

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

Item 13.  Certain Relationships and Related Transactions

     In connection with our acquisition of The Lundy Packing  Company,  we lease farm land and hog production  buildings from Goshen Ridge Farms,  LLC, a company owned by Annabelle Lundy Fetterman,  who is one of our directors, and members of her family, under a capital lease agreement.  The capital lease obligation as of
March 29, 2003 was $2.0 million.

     We have entered into a contract grower agreement with ContiGroup related to approximately 7,200 acres of farms used in our Missouri  operations.  Under that agreement,  ContiGroup owns the real property at the farms. ContiGroup serves as an independent  contractor in breeding and growing our hogs to market weight. In exchange,

we pay to  ContiGroup a fee for labor and  services  incurred by  ContiGroup  in performing its  obligations  under the  agreement.  During the fiscal year ended
March 29,  2003,  the  amount  paid for  obligations  under this  agreement  was approximately  $4.0 million.  The agreement will generally continue in effect so long as  ContiGroup  continues to own an equity  interest in our  company.  Upon termination of the agreement,  we have an option to acquire the real property at the farms from ContiGroup, which can be assigned to third parties.

     We receive the  services  of Mr.  Schulte  and other  personnel  through an agreement  with  ContiGroup.  Mr.  Schulte,  as well  as  other  personnel,  are employees of ContiGroup but provide  services to us as well as other  affiliates of  ContiGroup.  Other  services  from  ContiGroup  include  the  assistance  of purchasing and risk management  staff,  environmental  consulting,  treasury and strategic  planning.  We pay  ContiGroup  a monthly fee for these  services.  We negotiate the fee annually.  In addition,  we reimburse ContiGroup for a portion of Mr. Schulte's annual bonus and long-term  incentive  payment.  For the fiscal year ended March 29, 2003, the amount paid for all services was $1.3 million. We also provide Mr.  Schulte with the use of a rental car, and since July 2000,  we provide him with an annual  allowance  of  approximately  $15,000 for travel and housing.

Item 14.  Controls & Procedures

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

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

     (a)       Financial Statements and Schedules

          (1)  The following  financial  statements  are filed as a part of this
               Report on Form 10-K:

               Report of Independent Public Accountants

               Consolidated  Balance  Sheets as of March 29,  2003 and March 30,
                    2002

               Consolidated  Statements of Operations and  Comprehensive  Income
                    for the three years ended March 29, 2003, March 30, 2002 and
                    March 31, 2001

               Consolidated  Statements  of  Shareholders'  Equity for the three years  ended  March 29,  2003,  March 30, 2002 and March 31,
                    2001

               Consolidated  Statements  of Cash Flows for the three years ended
                    March 29, 2003, March 30, 2002 and March 31, 2001

               Notes to the Consolidated Financial Statements

          (2)  The following  financial statement schedule is filed as a part of this Report on Form 10-K:

Schedule II
Valuation and Qualifying Accounts
(Dollars in thousands)

                                     Balance at
                                    beginning of   Charged to                  Less:       Balance at end
Description                             year        earnings     Other       Deduction         of year
--------------------------------  ------------------------------------------------------------------------

Allowance for Losses
  on Accounts Receivable:
                            2003        $680.5      $ 137.2     $    -        $ 277.4           $ 540.3
                            2002         663.6        129.3          -          112.4             680.5
                            2001         183.5        180.2      416.9          117.0             663.6

          (b)  Reports on Form 8-K

               A Current  Report on Form 8-K was filed with the SEC on  February
               11, 2003, to report,  under Item 5, our third  quarter  earnings.
               The  earnings  release,   including  the  registrant's  Unaudited
               Condensed Consolidated Statements of Operations for the 13 and 39
               weeks ended December 28, 2002 and December 29, 2001, was filed as
               Exhibit 99.1 to the Current Report on Form 8-K.

          (c)  Exhibits

               The following exhibits are filed as a part of this Report on Form
               10-K or incorporated herein by reference as indicated below:

          Exhibit
          Number                      Description of Exhibit
          -------   ------------------------------------------------------------

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

          4.1(c)    First Supplemental Indenture dated as of March 31, 2002. (3)

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
                    2002. (3)

          4.3(h)    Guaranty  Agreement,  dated May 13, 1998, by and between PSF
                    Group  Holdings,  Inc. and U.S.  Bancorp Ag Credit,  Inc. as
                    Agent for Itself and Certain Other Lenders. (1)

          4.3(i)    Seventh Amendment to Credit Agreement,  dated June 28, 2002.
                    (4)

          4.3(j)    Eighth Amendment to Credit Agreement,  dated as of September
                    27, 2002. (5)

          10.1*     PSF Group Holdings,  Inc. 1999 Equity  Incentive Plan, dated
                    December 1, 1999. (1)

          10.2*     Premium  Standard  Farms,  Inc.  Long-Term  Incentive  Plan,
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
                    Plan, dated December 1, 1999. (1)

          10.5*     Premium Standard Farms,  Inc. Special  Executive  Retirement
                    Plan, dated January 1, 2000. (1)

          10.6(a)*  Premium Standard Farms,  Inc.  Deferred  Compensation  Plan,
                    dated December 29, 2000. (1)

          10.6(b)*  Amendment  No. 1 to the Deferred  Compensation  Plan,  dated
                    June 8, 2001. (1)

          10.7*     Services  Agreement,  dated  October,  1998,  by and between
                    Premium Standard Farms,  Inc. and Continental Grain Company.
                    (1)

          10.8      Consulting Agreement, dated December 9, 1999, by and between
                    ContiGroup Companies,  Inc. and Premium Standard Farms, Inc.
                    (1)

          10.9      Market Hog Contract Grower Agreement,  dated May 3, 1998, by
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

     (3)  Incorporated  by  reference  to the Form 10-K for the year ended March
          30, 2002 filed by the Registrant with the SEC on May 14, 2002.

     (4)  Incorporated  by reference to the Form 10-Q for the quarter ended June
          29, 2002 filed by the Registrant with the SEC on August 8, 2002.

     (5)  Incorporated by reference to the Form 8-K filed by the Registrant with the SEC on October 1, 2002.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PSF GROUP HOLDINGS, INC.

June 3, 2003                                 /s/ John M. Meyer
----------------------                       -----------------------------------
Date                                         John M. Meyer,
                                             Chief Executive Officer
                                             (Principal Executive Officer)

     Each  individual  whose  signature  appears  below  hereby  designates  and appoints John M. Meyer, Stephen A. Lightstone and Gerard J. Schulte, and each of them,  for him or her and in his or her name,  place and  stead,  in any and all capacities,  to  file  on  behalf  of  PSF  Group  Holdings,  Inc.,  a  Delaware corporation  (the  "Company"),  the Company's Annual Report on Form 10-K for the
fiscal year ended March 29, 2003 (the "Annual Report"),  with the Securities and
Exchange  Commission  (the  "Commission"),   to  sign  any  and  all  subsequent
amendments  to the Annual  Report (the  "Amendments"),  to file any and all such
Amendments with the Commission,  with all exhibits to the Annual Report and such
Amendments,  together with any and all other documents in connection  therewith, and to appear before the  Commission in connection  with any matter  relating to such Annual Report and such Amendments, hereby granting to the attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully  and to all  intents  and  purposes  as he or she  might or could do in person,  hereby  ratifying and  confirming all that such  attorneys-in-fact  and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

             Signature                              Title                             Date

/s/ John M. Meyer                     Chief Executive Officer and Director        June 3, 2003
---------------------------------     (Principal Executive Officer)
           John M. Meyer

/s/ Stephen A. Lightstone             Chief Financial Officer                     June 3, 2003
---------------------------------     (Principal Financial Officer)
       Stephen A. Lightstone

/s/ Michael J. Zimmerman              Director                                    June 3, 2003
---------------------------------
       Michael J. Zimmerman

/s/ Ronald E. Justice                 Director                                    June 3, 2003
---------------------------------
         Ronald E. Justice

/s/ Dean Mefford                      Director                                    June 3, 2003
---------------------------------
           Dean Mefford

/s/ Vart K. Adjemian                  Director                                    June 3, 2003
---------------------------------
         Vart K. Adjemian

/s/ Maurice L. McGill                 Director                                    June 3, 2003
---------------------------------
         Maurice L. McGill

/s/ Michael A. Petrick                Director                                    June 3, 2003
---------------------------------
        Michael A. Petrick

/s/ Paul J. Fribourg                  Director                                    June 3, 2003
---------------------------------
         Paul J. Fribourg

                                 CERTIFICATIONS

I, John M. Meyer, certify that:

1.   I have  reviewed  this  annual  report on Form 10-K of PSF Group  Holdings,
     Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 3, 2003

                                             /s/ John M. Meyer
                                             -----------------------------------
                                             John M. Meyer
                                             Chief Executive Officer
                                             (Principal Executive Officer)

I, Stephen A. Lightstone, certify that:

1.   I have  reviewed  this  annual  report on Form 10-K of PSF Group  Holdings,
     Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 3, 2003

                                             /s/  Stephen A. Lightstone
                                             -----------------------------------
                                             Stephen A. Lightstone
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002..........F-4

Consolidated Statements of Operations and Comprehensive Income for the
   three years ended March 29, 2003, March 30, 2002 and March 31, 2001.......F-6

Consolidated Statements of Shareholders' Equity for the three years ended March 29, 2003, March 30, 2002 and March 31, 2001...................F-7

Consolidated Statements of Cash Flows for the three years ended
   March 29, 2003, March 30, 2002 and March 31, 2001.........................F-8

Notes to the Consolidated Financial Statements...............................F-9

Report of independent public accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
PSF Group Holdings, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheet of PSF Group
Holdings, Inc. and subsidiaries (the "Company") as of March 29, 2003, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule, as of and for the year ended March
29, 2003 listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company as of March 30, 2002 and March 31, 2001, and
for the years ended March 30, 2002 and March 31, 2001, before the inclusion of the reclassifications discussed in Note 1 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such March 30, 2002 and March 31, 2001 financial statement schedule, when considered in relation to the March 30, 2002 and March 31, 2001 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein, in their report dated May
3, 2002 which included an explanatory paragraph for the change in method of accounting for derivative financial instruments and goodwill.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
March 29, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the March 29, 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of the Company for the years ended March 30, 2002 and March 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, the financial statements for the year ended March 30, 2002 have been reclassified to give effect to Statement of
Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
("SFAS 145"), which was adopted by the Company on March 29, 2003. We audited the adjustments described in Note 1 that were applied to conform the March 30, 2002 financial statements to the presentation required by SFAS 145. Our audit procedures with respect to the March 30, 2002 disclosures in Note 1 included (1)
comparing the amounts shown as loss on early extinguishment of debt, net of tax in the Company's consolidated statements of operations to the Company's underlying accounting analysis obtained from management, (2) comparing the amounts comprising the loss on early extinguishment of debt and related income tax benefit to independent supporting documentation obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the March 30, 2002 and
March 31, 2001 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the March 30, 2002 and March 31, 2001 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
May 12, 2003

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

/s/ ARTHUR ANDERSEN LLP(1)

Kansas City, Missouri,
May 3, 2002

(1)  This report is a copy of the previously issued report covering fiscal years
2002, 2001 and 2000. The predecessor auditors have not reissued their report.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated balance sheets
March 29, 2003, and March 30, 2002
(in thousands, except share information)

                                                                  2003             2002
                                                               ----------       ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                    $    -           $   7,182
  Accounts receivable, less allowance of $540 and $680 in
    2003 and 2002, respectively                                   21,907           21,332
  Inventories                                                    158,402          141,165
  Federal income tax receivable                                    4,525            3,319
  Deferred income taxes                                           13,064           15,680
  Prepaid expenses and other                                       2,341            2,158
                                                               ---------        ---------
         Total current assets                                    200,239          190,836

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
  Land and improvements                                          100,510           95,349
  Buildings                                                      293,538          292,154
  Machinery and equipment                                        266,268          251,664
  Breeding stock                                                  36,672           38,126
  Construction in progress                                         4,287           16,306
                                                               ---------        ---------
                                                                 701,275          693,599
  Less- Accumulated depreciation                                 213,314          166,591
                                                               ---------        ---------
         Total property, plant, equipment and breeding stock     487,961          527,008

GOODWILL                                                          75,998           75,998

OTHER LONG-TERM ASSETS:
  Deferred financing costs, net                                    7,085            7,241
  Other                                                            7,779            6,556
                                                               ---------        ---------
         Total other long-term assets                             14,864           13,797
                                                               ---------        ---------
         Total assets                                          $ 779,062        $ 807,639
                                                               =========        =========
(continued)

PSF Group Holdings, Inc. and Subsidiaries

Consolidated balance sheets
March 29, 2003, and March 30, 2002
(in thousands, except share information)
(continued)

                                                                                     2003             2002
                                                                                ---------------  ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Checks issued against future deposits                                          $     5,129      $      -
  Accounts payable                                                                     6,581            8,385
  Accrued expenses                                                                    28,576           29,494
  Due to related party                                                                   979            1,317
  Accrued interest                                                                     6,178            4,914
  Current maturities of long-term debt and capital leases                             13,273           26,629
                                                                                ---------------  ---------------
         Total current liabilities                                                    60,716           70,739

LONG-TERM LIABILITIES:
  Long-term debt and capital leases, less current maturities                         291,911          246,153
  Other long-term liabilities                                                          6,345            8,243
  Due to related party                                                                  -                 921
  Deferred income taxes                                                               75,795           98,016
                                                                                ---------------  ---------------
         Total long-term liabilities                                                 374,051          353,333
                                                                                ---------------  ---------------
         Total liabilities                                                           434,767          424,072

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000 shares authorized,
    no shares issued or outstanding                                                     -                -
  Class A common stock, $.01 par value; 250,000 shares authorized, 100,000
    shares issued and outstanding                                                          1                1
  Class B common stock, $.01 par value; 300,000 shares authorized, 113,301
    shares issued and outstanding                                                          1                1
  Additional paid-in capital                                                         373,693          373,673
  Accumulated other comprehensive income, net of tax                                    (347)             345
  Retained earnings (deficit)                                                        (29,053)           9,547
                                                                                ---------------  ---------------
         Total shareholders' equity                                                  344,295          383,567
                                                                                ---------------  ---------------
         Total liabilities and shareholders' equity                              $   779,062      $   807,639
                                                                                ===============  ===============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of operations and comprehensive income
For the fiscal years ended
March 29, 2003, March 30, 2002 and March 31, 2001
(in thousands)

                                                                  2003           2002           2001
                                                             -------------- --------------  ------------

NET SALES                                                     $    608,414   $    674,946    $  540,576

COST OF GOODS SOLD                                                 631,870        589,183       456,184
                                                             -------------- --------------  ------------
         Gross profit                                              (23,456)        85,763        84,392

OPERATING EXPENSES:
  Selling, general and administrative expenses                      18,267         21,551        19,413
  Amortization expense                                                -              -            2,436
  Other (income) expense, net                                       (2,293)          (558)        1,210
                                                             -------------- --------------  ------------
         Total operating expenses                                   15,974         20,993        23,059
                                                             -------------- --------------  ------------
         Operating (loss) income                                   (39,430)        64,770        61,333

OTHER (EXPENSE) INCOME:
  Interest expense                                                 (24,000)       (20,835)      (24,885)
  Interest income                                                      255            431           933
  Loss on early extinguishment of debt                                -            (2,192)         -
                                                             -------------- --------------  ------------
         Other expense, net                                        (23,745)       (22,596)      (23,952)
                                                             -------------- --------------  ------------
         (Loss) income before income taxes                         (63,175)        42,174        37,381

INCOME TAX BENEFIT (EXPENSE):
  Current tax provision                                              5,411         (4,965)        1,458
  Deferred tax provision                                            19,164        (11,844)      (16,825)
                                                             -------------- --------------  ------------
         Income tax benefit (expense)                               24,575        (16,809)      (15,367)
                                                             -------------- --------------  ------------

NET (LOSS) INCOME                                             $    (38,600)  $     25,365    $   22,014
                                                             -------------- --------------  ------------

  Unrealized (loss) gain on interest rate swap, net of tax            (692)           345          -

                                                             -------------------------------------------
COMPREHENSIVE (LOSS) INCOME                                   $    (39,292)  $     25,710    $   22,014
                                                             ===========================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of shareholders' equity
For the fiscal years ended
March 29, 2003, March 30, 2002 and March 31, 2001
(in thousands)

                                                                Accumulated
                                                   Additional      Other        Retained
                                          Common    Paid-In    Comprehensive     Earnings
                                           Stock     Capital    Income (Loss)   (Deficit)       Total
                                         --------- ----------- --------------- ------------ --------------

BALANCE, March 25, 2000                   $     2   $ 357,498   $        -      $ (37,832)   $    319,668
  Issuance of common stock                     -       16,155            -            -            16,155
  Net income                                   -          -              -         22,014          22,014
                                         --------- ----------- --------------- ------------ --------------

BALANCE, March 31, 2001                   $     2   $ 373,653   $        -      $ (15,818)   $    357,837
  Net income                                   -          -              -         25,365          25,365
  Unrealized gain on interest rate swap        -          -              345          -               345
  Other                                        -           20            -            -                20
                                         --------- ----------- --------------- ------------ --------------

BALANCE, March 30, 2002                   $     2   $ 373,673   $        345    $   9,547    $    383,567
  Net loss                                    -           -              -        (38,600)        (38,600)
  Unrealized loss on interest rate swap       -           -             (692)         -              (692)
  Other                                       -            20            -            -                20
                                         --------- ----------- --------------- ------------ --------------

BALANCE, March 29, 2003                   $     2   $ 373,693   $       (347)   $ (29,053)   $    344,295
                                         ========= =========== =============== ============ ==============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of cash flows
For the fiscal years ended
March 29, 2003, March 30, 2002 and March 31, 2001
(in thousands)

                                                                               2003          2002           2001
                                                                          -------------  ------------  -------------

OPERATING ACTIVITIES:
  Net (loss) income                                                        $   (38,600)   $   25,365    $    22,014
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities-
      Depreciation and amortization                                             61,508        56,054         50,959
      Amortization of deferred financing costs                                   1,546         1,209            738
      Deferred income taxes                                                    (19,164)        9,946         16,825
      Net loss (gain) on sale of fixed assets                                    1,298        (4,950)        (3,763)
      Changes in operating assets and liabilities, net-
        Accounts receivable                                                       (575)        4,417         (2,084)
        Inventories                                                            (17,237)      (13,337)        (6,463)
        Prepaid expenses and other assets                                       (1,559)       10,066        (13,271)
        Accounts payable, accrued expenses and other liabilities                (4,597)       (8,255)          (575)
                                                                          -------------  ------------  --------------
                   Net cash (used in) provided by operating activities         (17,380)       80,515         64,380
                                                                          -------------  ------------  --------------

INVESTING ACTIVITIES:
  Acquisition of Lundy, net of cash acquired                                      -             -           (98,206)
  Acquisition of PSFNC, net of cash acquired                                      -             -           (16,239)
  Investment in joint venture                                                   (2,184)         -              -
  Purchases of property, plant, equipment and breeding stock                   (35,505)      (96,232)       (43,224)
  Proceeds from disposal of property, plant, equipment and breeding stock       11,745        14,931         11,677
                                                                          -------------  ------------  --------------
                   Net cash used in investing activities                       (25,944)      (81,301)      (145,992)
                                                                          -------------  ------------  --------------

FINANCING ACTIVITIES:
  Checks issued against future deposits                                          5,129          -              -
  Proceeds from long-term debt                                                    -          173,591        125,000
  Proceeds from (payments on) revolving debt, net                               46,530        13,269         (7,205)
  Payments for deferred financing costs                                         (1,390)       (4,749)        (2,701)
  Repayments on long-term debt                                                 (14,127)     (182,703)       (26,576)
                                                                          -------------  ------------  --------------
                   Net cash provided by (used in) financing activities          36,142          (592)        88,518
                                                                          -------------  ------------  --------------
                   Net (decrease) increase in cash and
                       cash equivalents                                         (7,182)       (1,378)         6,906

CASH AND CASH EQUIVALENTS, beginning of period                                   7,182         8,560          1,654
                                                                          -------------  ------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                   $      -       $    7,182    $     8,560
                                                                          =============  ============  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                            $    18,699    $   20,462    $    21,980
  Income tax (received) paid                                                    (4,205)        7,890            716

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                March 29, 2003, March 30, 2002 and March 31, 2001

1.  Summary of significant accounting policies:

Nature of operations

PSF Group Holdings, Inc. (Group) is incorporated in the state of Delaware. Group has a wholly owned subsidiary, Premium Standard Farms, Inc. (PSF, Inc.). PSF,
Inc., and its subsidiaries are an integrated business engaged principally in the business of hog production and pork processing and selling to domestic and international markets. Group and PSF, Inc., collectively referred to as the
Company, succeeded the Continental Grain Company North Missouri Pork Operations
and PSF Holdings L.L.C. (Holdings) on May 13, 1998, pursuant to a stock purchase transaction.

Fiscal year

The Company's fiscal year is the 52 or 53-week period, which ends on the last
Saturday in March. The accompanying consolidated statements of operations and comprehensive income, statements of shareholders' equity and cash flows include activity from the period of March 31, 2002, through March 29, 2003 (52 weeks),
April 1, 2001, through March 30, 2002 (52 weeks), and the period March 26, 2000, through March 31, 2001 (53 weeks).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company has ownership of
20 percent to 50 percent and does not control are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories consist of the following at March 29 and March 30 (in thousands):

                                                       2003        2002
                                                    ---------   ---------
        Hogs                                         $142,675    $124,449
        Processed pork products                         9,568      10,704
        Packaging and supplies                          2,822       2,762
        Grain, feed additives and other                 3,337       3,250
                                                    ---------   ---------
                                                     $158,402    $141,165
                                                    =========   =========

Property, plant, equipment and breeding stock

Depreciation of property, plant, equipment and breeding stock is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                                          Years
                                                         --------

                 Land improvements                       15 to 20
                 Buildings                               20 to 40
                 Machinery and equipment                  3 to 10
                 Breeding stock                                 3

Assets held under capital leases are classified as property, plant, equipment and breeding stock and amortized over the lease terms. Lease amortization is included in depreciation expense.

Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.

Depreciation expense relating to the Company's property, plant, equipment and breeding stock amounted to $61,508,000, $56,054,000 and $48,523,000 for fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001, respectively.

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

Market-risk management instruments

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

The Company has entered into an interest rate swap agreement. The swap has been designated as a cash flow hedge and qualifies for hedge accounting with the changes in fair value recorded in other comprehensive income. See "Derivative instruments and hedging activities" below.

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

Fair value of financial instruments

The fair value of long-term debt and capital leases is determined using quoted market prices from interdealers. At March 29, 2003, and March 30, 2002, the fair value of the Company's debt was $285,934,000 and $277,284,000, respectively, with a carrying value of $305,184,000 and $272,782,000, respectively.

Accounts receivable, accounts payable and cash equivalents are carried at historical cost, which approximates fair value.

Goodwill

Costs in excess of net assets acquired are classified as goodwill. The carrying value of goodwill is reviewed annually for possible impairment. Beginning April
1, 2001, the Company used an estimate of fair value to determine whether goodwill is impaired rather than an undiscounted cash flow approach adopted under prior standards. See "Business combination, goodwill and intangible assets" below.

Deferred financing costs

Costs associated with debt issuance and amendments of debt facilities are capitalized and amortized using the interest method over the related debt facility life. Accumulated amortization on deferred financing costs at March 29,
2003 and March 30, 2002 was $4,071,000 and $2,525,000, respectively.

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Effective as of April 1, 2001, these contracts were marked to market through earnings. On April 1, 2001, the Company recorded a transition adjustment reflecting an unrealized loss on commodity contracts of approximately $7,271,000 as a liability and a decrease to accumulated other comprehensive income of $4,380,000, net of $2,920,000 in deferred taxes. For the fiscal year ended March 30, 2002, the Company recorded $7,271,000 of this liability as a reduction to gross profit as the related commodity contracts expired during this period. Changes in the fair value of the existing commodity contracts and those commodity contracts entered into subsequent to April 1,
2001, are recorded in the period in which they occur. For the fiscal years ended
March 29, 2003, March 30, 2002, and March 31, 2001, gains (losses) marked to market on commodity contracts recognized in revenue and cost of goods sold were
$524,000, ($13,625,000), and $1,720,000 respectively. At March 29, 2003, and
March 30, 2002, the fair value of the outstanding commodity contracts was
$1,509,000 and ($322,000), respectively.

During the fiscal year ended March 30, 2002, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the fiscal years ended March 29, 2003, and March 30, 2002, recorded ($567,000) and $565,000, respectively, in the consolidated balance sheet relating to the fair value of the swap. For the fiscal year ended March 29, 2003, the Company decreased accumulated other comprehensive income by ($692,000), net of $440,000 in deferred taxes and for the fiscal year ended March 30, 2002, increased accumulated other comprehensive income by $345,000, net of $220,000 in deferred taxes. The interest rate swap will mature on September 30, 2004.

Business combination, goodwill and intangible assets

On June 30, 2001, the Financial Accounting Standards Board issued its Statements of Financial Accounting Standards Nos. 141 (SFAS 141), "Business Combinations"
and 142 (SFAS 142), "Goodwill and Intangible Assets," which establish reporting and accounting standards for business combinations, goodwill and intangible assets. SFAS 141 requires all business combinations after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year for impairment by applying a fair value based test.

The Company early adopted these rules effective April 1, 2001. Assessment of the fair value of the relevant reporting units was completed during the second quarter, resulting in no impairment of recorded goodwill. Prior to April 1,
2001, goodwill was amortized over 30 years. The effect of discontinuing goodwill amortization increased income before income taxes by approximately $2,741,000 for the fiscal years ended March 29, 2003 and March 30, 2002. Had SFAS 142 been applied retroactively, the effect of discontinuing amortization of goodwill would have resulted in adjusted net income (loss) of $24,450,000 for the fiscal year ended March 31, 2001.

Stock-based compensation

The Company adopted the disclosure provisions of Statement of Financial
Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based
Compensation - Transition and Disclosure, and amendment of FASB Statement No.
123." SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on report results.

In the fiscal year ended March 31, 2001, the Company's board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 7,428 shares of Class B common stock at an exercise price of $1,666.48 per share. Substantially all of the options are fully exercisable at March 29, 2003. At December 31, 2005, 6,714 shares expire and at December 31, 2007, 714 shares expire. No options have been exercised as of March 29, 2003.

The Company records stock compensation in accordance with Accounting Principles
Board Opinion No. 25 (APB 25). For fiscal years ending March 29, 2003, March 30,
2002 and March 31, 2001, the Company recorded compensation expense of $20,000,
$20,000 and $5,000, respectively, in accordance with APB 25. The fair value of stock options granted was calculated using the minimum value method as defined in the Statement of Financial Accounting Standards No. 123 (SFAS 123). Under
SFAS 123, the pro forma net income is disclosed as if it reflected the estimated fair value of options as compensation at the date of grant or issue over the vesting period. For the fiscal years ended March 29, 2003, and March 30, 2002, there was no pro forma expense as the effect of option grants are recorded in the year of grant. For the fiscal year ended March 31, 2001, on a pro forma basis, net income would have been reduced by approximately $2,683,000.

New accounting pronouncements

On June 30, 2001, the Financial Accounting Standards Board (FASB) issued its
Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for
Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction,

development, and the normal operation of long-lived assets. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, and earlier application is encouraged. The
Company has determined that it has a legal obligation to close lagoons in the future should the Company ever cease operations or plan to close lagoons voluntarily in accordance with a changed operating plan. Based on estimates and assumptions as to the cost and timing of any potential lagoon closure, the
Company has determined that the present value of the projected costs are not considered material to the consolidated financial statements. However, should laws, assumptions or other circumstances change which require lagoon closure before the periods assumed in the present value calculations, the costs could have a material impact on the consolidated financial statements in the period the change occurs.

In April 2002, the FASB issued SFAS No. 145 (SFAS 145), "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS 145 is required, with early adoption encouraged, for fiscal years beginning after May 15, 2002. The Company early adopted SFAS 145 during the fourth quarter of fiscal 2002 and as a result, reclassified the
$1,315,000 (net of a related tax benefit of $877,000) extraordinary loss from the extinguishment of debt in the fiscal year 2002 consolidated statements of earnings to other expense and income taxes.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's
Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others." FIN 45 supersedes Interpretation No. 34,
"Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively.
The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46),
"Consolidation of Variable Interest Entities". FIN 46 applies to entities if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity is determined to meet those certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003. The Company must apply the consolidation requirements for VIEs that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. Management does not believe the adoption of FIN 46 will have a material impact on the Company's consolidated financial statements.

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

Both the Lundy and PSFNC transactions were accounted for under the purchase accounting method with the corresponding assets and liabilities recorded at fair value. Excess purchase price over the fair value of net assets acquired of
$21,036,000 for the transactions have been recorded as goodwill. As of March 30,
2002, and March 29, 2003, net goodwill associated with the Lundy and PSFNC transactions amounted to $20,679,000.

Pro forma operating results

The following unaudited pro forma financial information assumes that both the
Lundy and PSFNC acquisitions described above occurred at the beginning of the year ended March 31, 2001 (in thousands):

                               Unaudited Year-End
                             ----------------------
                                 March 31, 2001
                             ----------------------

             Net sales              $680,076
             Net income               19,260

The pro forma results are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective period or of results which may occur in the future.

3.  Shareholders' equity

Common stock

There are two classes of common stock which Group can issue. Class A common stock was issued to the holders of the outstanding units of Holdings. Class B common stock was issued to CGC. Class A holders have the sole right to vote in the election or for removal, without cause, of four Class A directors. Class B holders have the sole right to vote in the election or for removal, without cause, of five Class B directors. All distributions, dividends and liquidation preferences are equal between the two classes of stock.

Preferred stock

The Company has authorized 10,000 shares at $.01 par value of preferred stock.
No shares have been issued or are outstanding. Terms of the preferred stock including voting rights, dividend preference and other limitations or restrictions have yet to be assigned.

Stockholder warrants

The Company has warrants outstanding entitling the holders to purchase 20,481.92 shares of Class A common stock at an exercise price of $2,205 per share. As of
March 29, 2003, all warrants were exercisable and none have been exercised. All unexercised warrants expire on September 17, 2006. Warrant holders are entitled to certain registration rights associated with their ownership.

4.  Accrued expenses

Accrued expenses are comprised of the following at March 29 and March 30 (in thousands):

                                              2003             2002
                                            ---------        ---------

           Salaries and benefits payable    $  8,304           $13,238
           Workers' compensation payable       4,133             3,314
           Grain and feed                        816             2,287
           Claims reserves                     4,271             1,846
           Accrued payables and other         11,052             8,809
                                            --------         ---------
                                             $28,576           $29,494
                                             =======           =======

5.  Long-term debt and capital leases

Long-term debt consists of the following at March 29 and March 30 (in thousands):

                                                                        2003               2002
                                                                    -----------        -----------

              Senior unsecured notes, due on June 15, 2011,
                interest at 9.25%, interest payable semiannually       $175,000           $175,000
              Revolving loan, due on August 21, 2004,
                interest at variable rates (ranging from 4.375%
                to 5.75% at March 29, 2003)                              69,799             23,269
              Term loan, due on August 21, 2005, interest based
                on LIBOR rates plus 3.125% ($43,750 fixed with a
                swap agreement for 6.1375%, $12,500 at 4.5675% at
                March 29, 2003), payable in quarterly
                installments of $6,250 beginning September 30,
                2003                                                     56,250             68,750
              Note payable, due December 31, 2002, interest
                at prime rate plus 1.5% per annum (6.25% at
                March 30, 2002)                                            -                   898
              Capital leases                                              4,135              4,865
                                                                    -----------        -----------
                             Total debt and capital leases              305,184            272,782

              Less- Current portion                                      13,273             26,629
                                                                    -----------        -----------
                             Long-term debt and capital leases         $291,911           $246,153
                                                                    ===========        ===========

Future maturities of long-term debt and capital leases are as follows (in thousands):

                 Fiscal Year
                 -----------
                 2004              $  13,273
                 2005                 95,631
                 2006                 19,657
                 2007                  1,079
                 2008                    449
                 Thereafter          175,095
                                   ---------
                                    $305,184

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

The Company has a bank credit agreement that includes a term loan and revolving loans. Effective June 28, 2002, the Company and its bank group amended the credit agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10,000,000 to $15,000,000, and amend certain financial covenants and pricing terms.

Effective September 27, 2002, the Company and its bank group amended the credit agreement to increase the Company's revolving credit facility by $50,000,000 to
$150,000,000 in total availability subject to a borrowing base calculation, among other things. The amendment also defers quarterly principal payments on the Company's term debt for a one year period and amends certain financial covenants. Obligations under the Credit Agreement are secured by liens on substantially all of the Company's assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank's base rate (the greater of the agent bank's prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by the
Company's leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004 and the term debt matures on August 21, 2005.
Financing costs associated with the amendment have been capitalized and are being amortized over the life of the amended Credit Agreement.

The revolving loans are not to exceed $150,000,000 of total borrowings, including up to $15,000,000 in letters of credit. Fees of 1.75 percent per annum are paid quarterly only on outstanding letter-of-credit amounts. At March 29,
2003, and March 30, 2002, the Company had $10,034,000 and $8,510,000 of
outstanding letters of credit, respectively.

The bank credit agreement is secured by virtually all of the Company's assets.
The amount available under the revolving credit facility is determined by a borrowing base formula determined from the sum of eligible accounts receivable and a formula value for inventory based on current book value. The borrowing base at March 29, 2003, was approximately $144,675,000 and at March 30, 2002, it was approximately $100,000,000, and accordingly, unused available borrowing was
$64,841,000 and $68,221,000, respectively (net of outstanding letters of credit and revolving loans). The agreement contains various restrictive covenants which, among others, substantially limit additional borrowings, prohibit payment of dividends and restrict capital additions and sale of assets. The agreement also contains covenants, among others, regarding earnings before interest, taxes, depreciation and amortization (EBITDA) and a cash interest coverage ratio. Annual EBITDA, as defined in the bank credit agreement (calculated on a rolling four-quarter basis), cannot be less than ($3,000,000) as of the end of the first quarter in fiscal year 2004, increasing to $45,000,000 as of the end of the fourth quarter in fiscal year 2004, and $75,000,000 as of the end of each fiscal quarter thereafter. The cash interest coverage ratio (calculated on a rolling four-quarter basis) as of the end of each fiscal quarter cannot be less than 1.25-to-1.0 as of the end of the third quarter in fiscal year 2004,
1.75-to-1.0 as of the end of the fourth quarter in fiscal year 2004, and
2.5-to-1.0 as of the end of each fiscal quarter thereafter. As of March 29,
2003, the Company was in compliance with all covenants relating to the bank credit agreement.

During November 2001, the Company entered into an interest rate swap agreement to convert the variable base interest rate of its bank term debt to a fixed rate of 3.0125 percent plus the agent bank's applicable margin (currently 3.125 percent at March 29, 2003). The swap has a lower notional amount and matures more quickly than the term debt.

6.  Income taxes

A reconciliation of statutory federal income tax and income tax expense is shown below (in thousands):

                                                                    2003        2002         2001
                                                                -----------  ----------   ----------

                Amount based on federal statutory rate            $  5,419     $(4,215)     $1,276
                State income taxes, net of federal                      (8)       (750)        182
                Other                                                 -           -           -
                                                                -----------  ----------   ----------
                         Current income tax benefit (expense)        5,411      (4,965)      1,458
                                                                -----------  ----------   ----------

                Amount based on federal statutory rate              15,365     (10,547)    (14,039)
                State income taxes, net of federal                   3,799      (1,297)     (2,005)
                Other                                                 -           -           (781)
                                                                -----------  ----------   ----------
                         Deferred income tax benefit (expense)      19,164     (11,844)    (16,825)
                                                                -----------  ----------   ----------

                         Total income tax benefit (expense)        $24,575    $(16,809)    $15,367
                                                                ===========  ==========   ==========

Components of the net deferred tax balances at March 29 and March 30, are as follows (in thousands):

                                                                    2003         2002
                                                              ------------  ------------
                  Net current deferred tax assets-
                      Goodwill                                $       221   $       221
                      Inventory                                     1,454         1,201
                      Other accruals and reserves                   7,034         7,099
                      Alternative minimum tax credits                -            5,687
                      Net operating loss carryforwards              4,355         1,472
                                                              ------------  ------------
                           Net current deferred tax assets    $    13,064   $    15,680
                                                              ============  ============

                  Net long-term deferred tax liabilities-
                      Fixed assets                               $(99,652)  $  (102,142)
                      Net operating loss carryforwards             21,479          -
                      Goodwill                                      1,072         1,293
                      Other                                         1,306         2,833
                                                              ------------  ------------
                        Net long-term deferred tax liability  $   (75,795)  $   (98,016)
                                                              ============  ============

At March 29, 2003, the Company has operating loss carryforwards of $64,584,000 available to offset future taxable income. The operating loss carryforwards will expire as follows; $3,558,000 in 2020 and $61,026,000 in 2023. The Company
believes that its future taxable income will be sufficient for full realization of the deferred tax assets.

7.  Investments in partnerships

The Company has a 50 percent ownership interest in the L&H Farms partnership.
L&H Farms partnership is in the business of breeding and raising hogs in rural
North Carolina. The Company accounts for the earnings and losses of the partnership using the equity method of accounting. As of March 29, 2003, and
March 30, 2002, the investment in the L&H Farms partnership was $893,000 and
$1,383,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company's share of the partnership's (losses)
earnings was ($240,000) for fiscal year ended March 29, 2003, $732,000 for fiscal year ended March 30, 2002, and $340,000 from August 25, 2000 (date of acquisition), through March 31, 2001. These amounts are included in other expense (income) in the consolidated statements of operations and comprehensive income.

In addition, the Company has a 60 percent ownership in L&S Farms, LLC, a limited liability company, in the business of breeding and raising hogs in rural North
Carolina. The Company consolidates this operation for financial reporting purposes. Minority interest of $113,000 for fiscal year ended March 29, 2003,
$394,000 for fiscal year ended March 30, 2002, and $99,000 from August 25, 2000
(date of acquisition), through March 31, 2001, was charged to other expense (income) in the consolidated statements of operations and comprehensive income. As of March 29, 2003, and March 30, 2002, the minority interest obligation was $629,000 and $394,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

On March 28, 2003, the Company funded a 50 percent ownership interest in
Oldham's LLC for $2,184,000, which subsequently was finalized on April 4, 2003.
Oldham's LLC is in the business of processing sows and producing raw materials for sausage products. The Company will account for the earnings and losses of
Oldham's using the equity method of accounting.

8.  Related parties

The Company has contracted with ContiGroup to provide certain services pursuant to an amended and restated services agreement and a contract grower finish agreement. Under these agreements, ContiGroup provides purchasing assistance, legal services, employee benefits, payroll and grow finishing services to the
Company. For fiscal years ended March 29, 2003, March 30, 2002, and March 31,
2001, the total amount of these expenses and other related-party expenses with
CGC were $5,331,000, $6,788,000, and $6,523,000, respectively. At March 29,
2003, and March 30, 2002, the Company recorded amounts due to related party for these items of $58,000 and $469,000, respectively, included in the consolidated balance sheets.

The Company provided ContiGroup management and human resources services with respect to ContiGroup's prior pork operations, hog and feed production services and environmental and other business consulting services. The total billings for the fiscal years ended March 30, 2002, and March 31, 2001, amounted to $112,000, and $568,000, respectively.

During fiscal year ended March 25, 2000, an agreement was entered into with CGC to pay $1,000,000 annually for five years, in consulting fees to CGC for work done in the settlement agreement with the attorney general of Missouri (Note
11). The Company paid the first four of five annual installments in fiscal years
2003, 2002, 2001, and 2000, respectively. The Company discounted the liability at its current borrowing rate and as of March 29, 2003, has recorded a liability of $921,000, of which all is classified as current. Liabilities are reflected in the due to related party in the consolidated balance sheets.

The Company leases farmland and hog production buildings from the former owners of Lundy, one of which is currently a board member of PSF, Inc., under a capital lease agreement that existed prior to the acquisition. The capital lease obligation as of March 29, 2003, and March 30, 2002 was $2,031,000 and
$2,296,000, respectively, and is included in long-term debt and capital leases in the consolidated balance sheet.

Morgan Stanley & Co. Incorporated and certain funds owned, controlled and managed by it and its affiliates, beneficially own approximately 17.6 percent of the outstanding common stock of Group and is represented on the board of directors. Morgan Stanley & Co. Incorporated served as placement agent for the
Company's $175,000,000 senior unsecured notes.

9.  Commitments

The Company enters into forward grain purchase contracts with market risk in the ordinary course of business. In the opinion of management, settlement of such commitments, which were open at March 29, 2003, and March 30, 2002, will have no adverse impact on the financial position or results of operations of the
Company.

The Company utilizes forward contracts, as well as exchange traded futures and options contracts, to establish adequate supplies of future grain purchasing requirements and minimize the risk of market fluctuations. These contracts are dependent on fluctuations in the grain, lean hog, and natural gas commodity markets. Market risk resulting from a position in a particular contract may be offset by other on or off-balance-sheet transactions. The Company continually monitors its overall market position. Fair values of futures and options, and gross contract or notional amounts of forward contracts, in place as of March
29, 2003 are as follows (in thousands except wtd.-avg. price/unit):

                                              Contract        Volumes      Wtd.-avg.      Fair
                                              Quantity         Units       Price/Unit     Value
                                             -------------------------------------------------------
     Futures Contracts
     -----------------
Corn purchases - long                        11,380             bushels    $  2.37     $  (859)
Corn sales - short                            1,600             bushels       2.38         117
Soybean meal purchases - long                    17             tons        153.54          14
Soybean meal sales - short                        1             tons        171.60          (2)
Lean hog sales - short                       26,120             pounds        0.61         939
Lean hog purchases - long                     5,400             pounds        0.57        (228)
Wheat sales - short                             130             bushels       3.43          55
Pork belly purchases - long                     520             pounds        0.83          31

     Option Contracts
     ----------------
Corn puts - short                               505             bushels    $  2.20     $   (28)
Corn calls - short                              505             bushels       3.00         (16)
Corn calls - long                               505             bushels       2.60          43
Lean hog calls - long                         4,000             pounds        0.46         176
Lean hog puts - short                        42,680             pounds        0.53        (622)
Lean hog puts - long                         37,600             pounds        0.61       1,889

                                             Contract         Volumes      Wtd.-avg.   Notional
                                             Quantity         Units       Price/Unit    Amount
                                             -------------------------------------------------------
          Forward Contracts
          -----------------
Corn                                          3,922             bushels    $  2.78     $10,914
Meal                                              1             tons        180.52         159

Substantially all these contracts expire within one year.

The Company leases rolling stock and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately
$6,861,000, $5,435,000 and $3,656,000 in the fiscal years ended March 29, 2003,
March 30, 2002, and March 31, 2001, respectively. Future minimum rental commitments at March 29, 2003, are as follows (in thousands):

                2004                        $  5,973
                2005                           5,054
                2006                           4,316
                2007                           3,282
                2008                           2,391
                Thereafter                     5,047
                                               -----
                                             $26,063
                                             =======
At the Company's Clinton, North Carolina pork processing facility, the Company has contracts with producers to provide this facility with market hogs for the amount the Company's hog production operations can't provide in order to meet this facility's processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years the
Company is contracted to purchase approximately 1,750,000 market hogs under these contracts.

The Company also has contracts with two large processors to sell the Company's hogs produced from its Texas hog production operations. Over the next 5 years we are to provide approximately 1,500,000 market hogs to these processors under these contracts.

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
Effective January 1, 2000, the Company amended its 401(k) plan from a three-year cliff-vesting period to a 100 percent immediate vesting. Employer contribution expense related to the plan was approximately $1,870,000, $1,816,000 and
$1,407,000 for the fiscal years ended March 29, 2003, March 30, 2002, and March
31, 2001, respectively.

The Company has a long-term incentive plan with performance thresholds tied to return on net assets in place for key executives selected by the compensation committee. At March 29, 2003, the Company had no liability recorded for the long-term incentive plan. At March 30, 2002, the Company had a liability recorded of $1,507,000 in other long-term liabilities toward the long-term incentive plan. The Company expensed $1,500,000, and $2,106,000 in the fiscal years ended March 30, 2002, and March 31, 2001, respectively. In fiscal year ended March 29, 2003, the Company credited the amount accrued for the year ended
March 30, 2002, due to the probability of the Company not meeting its minimum requirement for payout because of its fiscal year 2003 performance.

The Company has a nonqualified, unfunded special executive retirement plan for certain key executives. Benefits generally accrue based on pay and years of credited service. As of March 29, 2003, and March 30, 2002, the Company has
recorded in other long-term liabilities $1,354,000 and $834,000 relating to this plan, respectively. For the fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001, the Company expensed $520,000, $480,000 and $354,000 related to this plan, respectively. The actuarial assumptions used in calculating the liability were:
                            March 29, 2003             March 30, 2002
                            --------------             --------------
           Discount rate             6.25%                     7.50%
           Salary Increases          4.00%                     4.50%

11.  Litigation

Environmental matters

The Company has settled two citizens' action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the
Company and ContiGroup Companies, Inc. ("ContiGroup"). The U.S. Environmental
Protection Agency (the "E.P.A.") had intervened in this action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement, in the form of a consent decree ("EPA Consent Decree"), resolved all outstanding issues of ContiGroup and the Company with the E.P.A. In 1998, the
Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and
ContiGroup purchased a 51.0% ownership interest in the Company (the "1998
ContiGroup transaction"). To the extent that ContiGroup incurred any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent Decree include:
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

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. As referenced above, the Company assumed ContiGroup's liability in this action in connection with the 1998
ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment ("Missouri Consent Decree") pursuant to which the
Company is obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. All such investments are subject to the approval of an expert panel of independent university experts. To date the Company has spent $11.9 million to satisfy the settlement. The Company anticipates an extension of this expenditure deadline because both the State of
Missouri and the expert panel want further confirmation of the efficacy of any chosen technology. In addition, pursuant to the Missouri Consent Decree the
Company and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

In addition to the suits discussed above, the Company has received notices of violations from the Missouri Department of Natural Resources alleging releases of wastewater. The Company has responded to these notices in an effort to resolve these matters. The State of Missouri filed a lawsuit in June 2002 seeking penalties and injunctive

relief for these violations. The Company has filed an answer, believes it has good defenses, and intends to vigorously defend the suit.

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

Other legal matters

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
                                                                          Corporate
                                              Pork                           and
                                           Processing    Hog Production     Other        Total
                                           ----------    --------------     -----        -----
                Fiscal 2003-
                  Net sales                  $558,329     $357,154       $(307,069)    $608,414
                  Intersegment sales           (7,976)    (299,093)           -            -
                  Operating income             34,444      (63,134)        (10,740)     (39,430)
                  Assets                      186,164      504,972          87,926      779,062
                  Depreciation and
                      amortization             15,278       45,270             960       61,508
                  Capital expenditures          5,076       29,903             526       35,505

                Fiscal 2002-
                  Net sales                  $599,565     $440,825       $(365,444)    $674,946
                  Intersegment sales           (4,005)    (361,439)           -            -
                  Operating income             23,011       59,440         (17,681)      64,770
                  Assets                      199,714      514,787          93,138      807,639
                  Depreciation and
                       amortization            11,787       43,462             805       56,054
                  Capital expenditures         37,806       57,671             755       96,232

                                                                          Corporate
                                              Pork                           and
                                           Processing    Hog Production     Other        Total
                                           ----------    --------------     -----        -----
              Fiscal 2001-
                  Net sales                  $475,673     $359,149       $(294,246)    $540,576
                  Intersegment sales           (1,857)    (292,389)           -            -
                  Operating income             16,276       62,681         (17,624)      61,333
                  Assets                      179,126      502,371          91,943      773,440
                  Depreciation and
                      amortization              9,476       38,715           2,768       50,959
                  Capital expenditures         12,213       30,343             668       43,224

Geographic information

No individual foreign country or customer accounts for 10 percent or more of sales to external customers. The following table provides a geographic summary of the Company's net sales based on the location of product delivery (in thousands):

                                           2003         2002         2001
                                        ----------   ----------   ----------

           United States                 $557,764     $626,245     $496,461
           Far East                        37,013       35,913       33,815
           Europe and Russia                  139        1,474        1,758
           Canada                           8,544        9,366        7,056
           Mexico and South America         4,954        1,948        1,486
                                      -----------  -----------  -----------
                Totals                   $608,414     $674,946     $540,576
                                         ========     ========     ========

All of the Company's assets are located within the United States.

13.      Quarterly results of operations (unaudited in thousands):

The following represents the unaudited quarterly results of operations for fiscal years 2003 and 2002. All amounts are expressed in thousands.

                                              First         Second        Third      Fourth
                                              -----         ------        -----      ------
                Fiscal 2003-
                  Net sales                   $149,049    $145,735      $154,090    $159,540
                  Gross profit                   2,900      (7,541)       (9,303)     (9,512)
                      Net (loss)                (4,274)    (10,492)      (12,253)    (11,581)

                Fiscal 2002-
                  Net sales                   $171,162    $176,567      $173,278    $153,939
                  Gross profit                  29,786      37,223        11,006       7,748
                      Net income (loss)          9,098      15,942         1,028        (703)

                                  EXHIBIT INDEX

     Exhibit
     Number             Description of Exhibit
     ------             ----------------------

      21.1              Subsidiaries of the Registrant.

      24.1              Power of Attorney (see signature page).