Form 10-Q
period 2003-06-28
PSF GROUP HOLDINGS INC
filed 2003-08-12
CIK 1143967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                 For the quarterly period ended:   June 28, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                     For the transition period from           to

                        Commission file number: 333-64180

                            PSF Group Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                           43-1818535
State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization                            Identification No.)

805 Pennsylvania, Suite 200, Kansas City, Missouri            64105
     (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (816) 472-7675

           423 West 8th Street, Suite 200, Kansas City, Missouri 64105
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

         As of June 28, 2003, there were 100,000 shares of the Registrant's
Class A Common Stock outstanding and 113,301 shares of the Registrant's Class B
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PSF Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        June 28, 2003 and March 29, 2003
                                   (in 000's)

                                                                      (Unaudited)
                                                                       June 28,          March 29,
                                                                         2003              2003
                                                                   -------------------------------
ASSETS
CURRENT ASSETS:
   Accounts receivable, net                                               $ 27,686       $ 21,907
   Inventories                                                             163,360        158,402
   Federal income tax receivable                                             4,522          4,525
   Deferred income taxes                                                    13,064         13,064
   Prepaid expenses and other                                                3,298          2,341
                                                                   -------------------------------

      Total current assets                                                 211,930        200,239

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
   Land and improvements                                                   100,578        100,510
   Buildings                                                               293,923        293,538
   Machinery and equipment                                                 268,084        266,268
   Breeding stock                                                           39,631         36,672
   Construction in progress                                                  5,948          4,287
                                                                   -------------------------------

                                                                           708,164        701,275
   Less- accumulated depreciation                                          225,428        213,314
                                                                   -------------------------------

      Total property, plant, equipment and breeding stock                  482,736        487,961

GOODWILL                                                                    75,998         75,998
OTHER LONG-TERM ASSETS:
   Deferred financing costs, net                                             6,648          7,085
   Other                                                                     7,942          7,779
                                                                   -------------------------------

      Total other long-term assets                                          14,590         14,864

Total assets                                                             $ 785,254      $ 779,062
                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks issued against future deposits                                   $ 7,502        $ 5,129
   Accounts payable                                                          6,076          6,581
   Accrued expenses                                                         31,731         28,576
   Due to related party                                                        966            979
   Accrued interest                                                          2,241          6,178
   Current maturities of long-term debt and capital leases                  19,531         13,273
                                                                   -------------------------------
      Total current liabilities                                             68,047         60,716

LONG-TERM LIABILITIES:
   Long-term debt and capital leases, less current maturities              293,275        291,911
   Other long-term liabilities                                               6,559          6,345
   Deferred income taxes                                                    74,736         75,795
                                                                   -------------------------------
      Total long-term liabilities                                          374,570        374,051
                                                                   -------------------------------
      Total liabilities                                                    442,617        434,767

SHAREHOLDERS' EQUITY:
   Common stock                                                                  2              2
   Additional paid-in capital                                              373,698        373,693
   Accumulated other comprehensive loss, net of tax                           (270)          (347)
   Accumulated deficit                                                     (30,793)       (29,053)
                                                                   -------------------------------
       Total shareholders' equity                                          342,637        344,295

Total liabilities and shareholders' equity                               $ 785,254      $ 779,062
                                                                   ===============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 13 weeks ended June 28, 2003 and June 29, 2002
                                   (in 000's)
                                   (Unaudited)

                                                                                  13 Weeks Ended
                                                                         June 28,                 June 29,
                                                                           2003                     2002
                                                                  -----------------------   ----------------------

Net sales                                                                      $ 171,132                $ 149,049
Cost of goods sold                                                               163,600                  146,149
                                                                  -----------------------   ----------------------
     Gross profit                                                                  7,532                    2,900

Selling, general and administrative expenses                                       4,242                    4,949
Other income                                                                        (250)                    (627)
                                                                  -----------------------   ----------------------
     Operating income (loss)                                                       3,540                   (1,422)

Interest expense (income):
   Interest expense                                                                6,418                    5,610
   Interest income                                                                   (29)                     (37)
                                                                  -----------------------   ----------------------
Interest expense, net                                                              6,389                    5,573
                                                                  -----------------------   ----------------------
     Loss before income taxes                                                     (2,849)                  (6,995)

     Income tax benefit                                                           (1,108)                  (2,721)
                                                                  -----------------------   ----------------------

Net loss                                                                        $ (1,741)                $ (4,274)
                                                                  -----------------------   ----------------------

   Unrealized gain (loss) on interest rate swap, net of tax                           77                     (452)

                                                                  -----------------------   ----------------------
Comprehensive loss                                                              $ (1,664)                $ (4,726)
                                                                  =======================   ======================

The accompanying notes are an integral part of the condensed financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                 13 Weeks ended June 28, 2003 and June 29, 2002
                                   (in 000's)
                                   (Unaudited)

                                                                                June 28,              June 29,
                                                                                  2003                  2002
                                                                             --------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                     $ (1,741)             $ (4,274)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation                                                                   15,510                15,321
   Amortization of deferred financing costs                                          437                   342
   Deferred income taxes                                                          (1,059)               (3,010)
   Net gain on sale of fixed assets                                               (1,015)                 (196)
   Changes in operating assets and liabilities, net:
     Accounts receivable                                                          (5,778)               (1,213)
     Inventories                                                                  (4,959)               (6,277)
     Prepaid expenses and other assets                                            (1,040)               (1,678)
     Accounts payable, accrued expenses and other liabilities                     (1,079)               (7,517)
                                                                                -------------------------------
Net cash used in operating activities                                               (724)               (8,502)

INVESTING ACTIVITIES:
  Purchases of property, plant, equipment and breeding stock                     (13,476)               (7,858)
  Proceeds from disposal of property, plant, equipment and breeding stock          4,205                 2,859
                                                                                -------------------------------
Net cash used in investing activities                                             (9,271)               (4,999)

FINANCING ACTIVITIES:
  Checks issued against future deposits                                            2,373                     -
  Proceeds from revolving debt, net                                                7,792                25,440
  Payments for deferred financing costs                                                -                   (11)
  Repayments on long-term debt                                                      (170)              (12,768)
                                                                                -------------------------------
Net cash provided by financing activities                                          9,995                12,661

Net decrease in cash and cash equivalents                                              -                  (840)

CASH AND CASH EQUIVALENTS, beginning of period                                         -                 7,182
                                                                                -------------------------------

CASH AND CASH EQUIVALENTS, end of period                                             $ -               $ 6,342
                                                                                ===============================

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                                   $ 9,877               $ 8,015
 Income tax paid                                                                       -                     5

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    PSF Group Holdings, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in PSF Group
Holdings, Inc. and Subsidiaries (the "Company") consolidated financial statements for the year ended March 29, 2003 filed with the Securities and
Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company and the results of its operations.

Note 2 - New accounting pronouncements

Asset retirement obligations
On June 30, 2001 the Financial Accounting Standards Board (FASB) issued its
Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for
Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of long-lived assets. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and was adopted by the Company March 30, 2003. The
Company has determined that it has a legal obligation to close lagoons in the future should the Company ever cease operations or plan to close lagoons voluntarily in accordance with a changed operating plan. Based on estimates and assumptions as to the cost and timing of any potential lagoon closure, the
Company has determined that the present value of the projected costs are not considered material to the condensed consolidated financial statements. However, should laws, assumptions or other circumstances change which require lagoon closure before the periods assumed in the present value calculations, the costs could have a material impact on the consolidated financial statements in the period the change occurs.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46),
"Consolidation of Variable Interest Entities." FIN 46 applies to entities if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity is determined to meet those certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003. The
Company must apply the consolidation requirements for VIEs that existed prior to
February 1, 2003 and remain in existence as of July 1, 2003. Management does not believe the adoption of FIN 46 will have a material impact on the Company's consolidated financial statements.

Note 3 - Derivative instruments and hedging activities

On April 1, 2001, the Company adopted Financial Accounting Standards Board
Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging
Activities" requiring every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative's fair value be recognized in current earnings or other comprehensive income.

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Effective as of April 1, 2001, these contracts were marked to market through earnings. For the quarter ended June 28, 2003, the
Company recognized losses under SFAS 133 of $2.6 million in net sales for losses related to lean hog futures and gains of $1.5 million in costs of goods sold relating to the hedging of feed components.

During the fiscal year ended March 30, 2002, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the quarter ended
June 28, 2003, recorded the fair value of ($442,000) in the condensed consolidated balance sheet relating to the swap. For the quarter ended June 28,
2003, the Company decreased accumulated other comprehensive loss by $77,000, net of $49,000 in deferred taxes. The interest rate swap will mature on September
30, 2004.

Note 4 - Goodwill and intangible assets

On June 30, 2001, the Financial Accounting Standards Board issued its Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible
Assets," which establish reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment value was recorded during the first quarter ended June 28, 2003.

Note 5 - Stock-based compensation

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

In the fiscal year ended March 31, 2001, the Company's board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 7,428 shares of Class B common stock at an exercise price of $1,666.48 per share. Substantially all of the options are fully exercisable at June 28, 2003. At December 31, 2005, 6,714 shares expire and at December 31, 2007, 714 shares expire. No options have been exercised as of June 28, 2003.

The Company records stock compensation in accordance with Accounting Principles
Board Opinion No. 25 (APB 25). For the quarter ended June 28, 2003, the Company recorded compensation expense of $5,000 in accordance with APB 25. The fair value of stock options granted was calculated using the minimum value method as defined in the Statement of Financial Accounting Standards No. 123 (SFAS 123).
Under SFAS 123, the pro forma net income is disclosed as if it reflected the estimated fair value of options as compensation at the date of grant or issue over the vesting period. For the quarter ended June 28, 2003 there was no pro forma expense as the effect of option grants are recorded in the year of grant.

Note 6 - Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following (in thousands):

                                                 June 28, 2003       March 29, 2003
                                                 -------------       --------------
Hogs                                             $    144,754        $      142,675
Processed pork products                                11,184                 9,568
Packaging and supplies                                  2,941                 2,822
Grain, feed additives and other                         4,481                 3,337
                                                 -------------        -------------
                                                 $    163,360         $     158,402
                                                 =============        =============

Note 7 - Segment information

The accounting policies for the Company's business segments are the same as those described in the footnotes included in the Company's March 29, 2003 audited financial statements. The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The
Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog
Production segment supplies a majority of the live hogs used in the Pork
Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company's management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current taxes, the Company's goodwill, interest expense and intersegment elimination (in thousands):

                                            Pork               Hog            Corporate
                                         Processing        Production         and Other           Total
                                       ----------------  ----------------  ----------------  ----------------

As of and for the 13 weeks ended June 28, 2003-
   Net sales                                 $ 161,547         $ 110,856         $(101,271)        $ 171,132
   Intersegment sales                           (5,679)          (95,592)                -                 -
   Operating income (loss)                       5,002             1,875            (3,337)            3,540
   Assets                                      192,330           505,437            87,487           785,254
   Goodwill                                     25,020            50,978                 -            75,998

As of and for the 13 weeks ended June 29, 2002-
   Net sales                                 $ 135,569          $ 90,108         $ (76,628)        $ 149,049
   Intersegment sales                           (1,295)          (75,333)                -                 -
   Operating income (loss)                       5,120            (3,375)           (3,167)           (1,422)

As of March 29, 2003-
   Assets                                    $ 186,164         $ 504,972          $ 87,926         $ 779,062
   Goodwill                                     25,020            50,978                 -            75,998

Note 8 - Amendments to Credit Agreement

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

Note 9 - Litigation

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

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. As referenced above, the Company assumed ContiGroup's liability in this action in connection with the 1998
ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment ("Missouri Consent Decree") pursuant to which the
Company is obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. All such investments are subject to the approval of an expert panel of independent university experts. To date the Company has spent $12.1 million to satisfy the settlement. The Company anticipates an extension of this expenditure deadline because both the State of
Missouri and the expert panel want further confirmation of the efficacy of any chosen technology. In addition, pursuant to the Missouri Consent Decree the
Company and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

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

Results of Operations

13 Weeks Ended June 28, 2003 Compared to the 13 Weeks Ended June 29, 2002

         The following table presents selected financial information for our production and processing segments for the 13 weeks ended June 28, 2003 and June
29, 2002. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended June 28, 2003 to the quarter ended June 29, 2002. Intersegment sales are based on market prices.

                                                                          For the 13 Weeks Ended                            Qtr to Qtr Change
                                                    -------------------------------------------------------------------     ---------------------------

                                                      June 28, 2003           %          June 29, 2002%           2003 to 2002%
                                                    -------------------  ------------  ------------------  ------------     -------------  ------------
                                                                                     (In millions except percentages)
Net Sales
     Production                                                $ 110.9        64.8%            $ 90.1         60.4%           $ 20.8        23.1%
     Processing                                                  161.5        94.4%             135.6         90.9%             25.9        19.1%
     Intersegment                                               (101.3)      (59.2)%             (76.6)       (51.3)%           (24.7)      (32.2)%
                                                    -------------------  ------------  ------------------  ------------     ------------  ------------
       Total Net Sales                                         $ 171.1       100.0%           $ 149.1        100.0%          $ 22.0        14.8%
                                                    ===================  ============  ==================  ============     =============  ============

Gross Profit
     Production                                                  $ 1.8        24.0%           $  (3.5)      (120.7)%           $ 5.3       151.4%
     Processing                                                    5.7        76.0%               6.4        220.7%            (0.7)      (10.9)%
                                                    -------------------  ------------  ------------------  ------------     -------------  ------------
           Total Gross Profit                                    $ 7.5       100.0%             $ 2.9        100.0%           $ 4.6       158.6%
                                                    ===================  ============  ==================  ============     =============  ============

Operating (Loss) Income
     Production                                                  $ 1.8        51.4%           $  (3.4)       242.9%           $ 5.2       152.9%
     Processing                                                    5.0       142.9%               5.1       (364.3)%            (0.1)       (2.0)%
     Corporate                                                    (3.3)      (94.3)%              (3.1)       221.4%            (0.2)       (6.5)%
                                                       -------------------  ------------  ------------------ ----------    ------------- -------------
          Total Operating (Loss) Income                          $ 3.5       100.0%           $  (1.4)       100.0%           $ 4.9       350.0%
                                                       ===================  ============  ================== ==========    ============== ============

Consolidated

Net Sales. Net sales increased by $22.0 million, or 14.8%, to $171.1 million in the first quarter of fiscal year 2004 from $149.1 million in the comparable period last year. The increase was attributed to an increase in prices of $16.1 million, combined with an increase in volume of $5.9 million. Overall, live hog and wholesale pork prices increased compared to the prior period due to lower supplies of pork industry wide and an overall decrease in supplies of all meat proteins. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $4.6 million, or 158.6%, to $7.5 million in the first quarter of fiscal year 2004 from $2.9 million in the comparable period last year. As a percentage of net sales, gross profit increased to 4.4%
from 1.9%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 7.6% increase in costs to produce our products during the first quarter of fiscal year 2004 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 2.5% in the first quarter of fiscal year 2004 from 3.3% in the comparable period last year.
In dollar terms, selling, general and administrative expenses decreased by $0.7 million, or 14.3%, to $4.2 million in the first quarter of fiscal year 2004 from
$4.9 million in the comparable period last year. The majority of the decrease is attributable to a reduction in incentive accruals for employee bonus plans.

Operating Income (Loss). Operating income increased by $4.9 million, or 350.0%, to $3.5 million in the first quarter of fiscal year 2004 from an operating loss of $1.4 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $0.8 million, or
14.3%, to $6.4 million in the first quarter of fiscal year 2004 from $5.6 million in the comparable period last year. The majority of the increase was caused by an increase in total interest-bearing debt outstanding. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was a benefit of 38.9% in the first quarter of fiscal year 2004 and the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $20.8 million, or 23.1%, to $110.9 million in the first quarter of fiscal year 2004 from $90.1 million in the comparable period last year. The increase primarily resulted from a 16.7%
increase in net market hog sales prices, combined with a 4.9% increase in volume attributable to the effects of our Texas sow herd expansion and additional contract production. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated
Statements of Operations.

         Gross profit increased by $5.3 million, or 151.4%, to $1.8 million in the first quarter of fiscal year 2004 from a loss of $3.5 million in the comparable period last year. The increase was the result of a higher volume of hogs produced at higher net market hog sales prices mentioned above, partially offset by a 10.5% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost were due to higher feed input costs compared to the same period last year.

         Operating income increased by $5.2 million, or 152.9%, to $1.8 million in the first quarter of fiscal year 2004 from an operating loss of $3.4 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $25.9 million, or 19.1%, to $161.5 million in the first quarter of fiscal year 2004 from $135.6 million in the comparable period last year. The increase resulted from a 14.3% increase in pork product sales prices, combined with a 4.2% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

         Gross profit decreased by $0.7 million, or 10.9%, to $5.7 million in the first quarter of fiscal year 2004 from $6.4 million in the comparable period last year. The decrease primarily resulted from lower margins on pork products due to 21.2% higher market hog costs. Processing costs increased 3.6% during the first quarter of fiscal year 2004 compared to the same period last year, primarily the result of increased emphasis on higher cost value-added products.

         Operating income decreased by $0.1 million, or 2.0%, to $5.0 million in the first quarter of fiscal year 2004 from $5.1 million in the comparable period last year. The decrease was attributed to the factors mentioned above.

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

         Net cash flow used in operating activities was $0.7 million and $8.5 million for the first quarter ended in fiscal years 2004 and 2003, respectively.
The improvement in the first quarter of fiscal year 2004 compared to the same period last year was primarily due to a decrease in net loss, the change in deferred taxes and a decrease in working capital requirements partially offset by an increase in non-cash gains on the sale of assets.

         Net cash flow used in investing activities was $9.3 million and $5.0 million for the first quarter ended in fiscal years 2004 and 2003, respectively.
Net cash used in investing activities consisted of $13.5 million and $7.9 million for capital expenditures relating to property, plant and equipment and breeding stock during the first quarter ended in fiscal years 2004 and 2003, respectively. The Company received proceeds from disposal of fixed assets of
$4.2 million and $2.9 million during the first quarter ended in fiscal years
2004 and 2003, respectively, primarily representing culled breeding stock.

         Net cash flow provided by financing activities was $10.0 million and
$12.7 million for the first quarter ended in fiscal years 2004 and 2003, respectively. As of June 28, 2003, our total debt was $312.8 million.

         Borrowings are provided under a Credit Agreement that provides for up to $150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula), including up to $15 million of letters of credit, and a term loan facility with $56.3 million outstanding at
June 28, 2003. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us. These rates are based on the agent bank's base rate (the greater of the agent bank's prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by our leverage ratio. All borrowings under the revolving credit facility mature on
August 21, 2004, and all borrowings under the term debt mature on August 21,
2005. Quarterly term loan payments have been deferred until September 30, 2003, as a result of our September 2002 Amendment to the Credit Agreement.

         Total indebtedness at June 28, 2003 was $312.8 million, as compared to
$285.5 million at June 29, 2002. At June 28, 2003, we had $77.6 million outstanding under our revolving credit facility, $10.5 million in letters of credit and $61.9 million available for borrowing under our revolving credit facility.

In fiscal 2004, we expect to spend approximately $33 million on net capital expenditures, of which we expect to spend:

          o    Approximately $13 million in upgrades and improvements in our processing operations;

          o    Approximately $9 million in upgrades and improvements in our production operations; and

          o    Approximately $11 million in net breedstock purchases.

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

         The following table represents a summary of our contractual cash obligations as of June 28, 2003:

                                                       Payments due by period
Contractual Cash Obligations             Total     Current   1-3 years  4-5 years  Thereafter
----------------------------             -----     -------   ---------  ---------  ----------
                                                            (in thousands)
Long Term Debt                          $ 308,841  $ 18,750   $ 115,091     $    -  $175,000
Capital Lease Obligations                   3,965       781       1,774      1,360        50
Operating Leases                           26,873     6,060       9,950      5,812     5,051
Unconditional Purchase Obligations         10,639    10,639           -          -        -
Other Long Term Obligations                 1,000     1,000           -          -        -
                                           ------    ------  ----------   --------   --------
Total Contractual Cash Obligations     $ 351,318  $ 37,230   $ 126,815    $ 7,172   $180,101
                                       ========== =========  ==========   ========  =========

Amounts not included in above table

         Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 11 percent of our hog production segment's cost of goods sold for the quarter ended June 28, 2003. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

         At our North Carolina pork processing facility, we have contracts with producers to provide us with market hogs for the amount we don't produce at our hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield formula.
Over the next 5 years we are contracted to purchase approximately 1,600,000 market hogs under these contracts.

         Under the Missouri Consent Decree with the Attorney General we are required to spend $12.9 million on additional investments in research and development on or before May 19, 2004. We anticipate an extension of this expenditure deadline because both the State of Missouri and the expert panel want further confirmation of the efficacy of any chosen technology.

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

Market Risk

         Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the quarter ended
June 28, 2003, we recognized losses under SFAS 133 of $2.6 million in net sales for losses related to lean hog futures and gains of $1.5 million in costs of goods sold relating to the hedging of feed components. As of June 28, 2003, we had deposits with brokers for outstanding futures contracts of $0.7 million, included in prepaid expenses and other current assets. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of June 28, 2003, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $4.3 million.

         We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows.
Assuming other factors are held constant, a 1% change in interest rates would have an approximately $1.3 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus the agent bank's applicable margin (currently 3.125% at June 28, 2003). The swap is accounted for as a cash flow hedge under SFAS 133. During the first quarter ended June 28, 2003, we recognized a $0.1 million gain, net of tax, into
Accumulated Other Comprehensive Loss for the market value of the swap.

         The 9 1/4% Notes had a fair value of approximately $167.1 million as of
June 28, 2003 based on inter-dealer prices, as compared to the book value of
$175.0 million as of June 28, 2003.

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

         In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. As referenced above, we assumed
ContiGroup's liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment ("Missouri Consent Decree") pursuant to which we are obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. All such investments are subject to the approval of an expert panel of independent university experts. To date, we have spent $12.1 million to satisfy the settlement. We anticipate an extension of this expenditure deadline because both the State of Missouri and the expert panel want further confirmation of the efficacy of any chosen technology. In addition, pursuant to the Missouri Consent Decree we and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K.

               1.   A Current Report on Form 8-K was filed with the SEC on June
                    4, 2003, to report, under Item 5, our fiscal year 2003
                    earnings. The earnings release, including our Condensed
                    Consolidated Statements of Operations for the 13 weeks ended
                    March 29, 2003, and March 30, 2002, and our fiscal years
                    ended March 29, 2003, and March 30, 2002, was filed as
                    Exhibit 99.1 to the Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PSF GROUP HOLDINGS, INC.

August 12, 2003                            /s/  Stephen A. Lightstone
---------------                            -------------------------------------------
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

Date:  August 12, 2003

                                                  /s/ John M. Meyer
                                                  ------------------------------
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

Date:  August 12, 2003

                                              /s/  Stephen A. Lightstone
                                              ----------------------------------
                                              Stephen A. Lightstone
                                              Chief Financial Officer
                                              (Principal Financial Officer)