Form 10-Q
period 2003-09-27
PSF GROUP HOLDINGS INC
filed 2003-11-12
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 333-64180

PSF Group Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	43-1818535 (I.R.S. Employer Identification No.)

805 Pennsylvania, Suite 200, Kansas City, Missouri (Address of principal executive office)	64105 (Zip Code)

Registrant’s telephone number, including area code: (816) 472-7675

Not Applicable

(Former name, former address and former fiscal year, if
changed since last report)

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes  [  ] No  [X]

     As of September 27, 2003, there were 100,000 shares of the Registrant’s Class A Common Stock outstanding and 113,301 shares of the Registrant’s Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 27, 2003 and March 29, 2003
(in 000’s)
(Unaudited)

	September 27,	March 29,
	2003	2003

ASSETS
CURRENT ASSETS:
Accounts receivable, net	$28,914	$21,907
Inventories	168,034	158,402
Federal income tax receivable	1,338	4,525
Deferred income taxes	13,064	13,064
Prepaid expenses and other	5,703	2,341

Total current assets	217,053	200,239
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	100,770	100,510
Buildings	293,729	293,538
Machinery and equipment	268,445	266,268
Breeding stock	39,106	36,672
Construction in progress	9,445	4,287

	711,495	701,275
Less- accumulated depreciation	237,401	213,314

Total property, plant, equipment and breeding stock	474,094	487,961
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	6,210	7,085
Other	7,914	7,779

Total other long-term assets	14,124	14,864
Total assets	$781,269	$779,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$5,627	$5,129
Accounts payable	6,925	6,581
Accrued expenses	32,966	28,576
Due to related party	1,013	979
Accrued interest	6,251	6,178
Current maturities of long-term debt and capital leases	92,448	13,273

Total current liabilities	145,230	60,716
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	209,282	291,911
Other long-term liabilities	6,908	6,345
Deferred income taxes	75,697	75,795

Total long-term liabilities	291,887	374,051

Total liabilities	437,117	434,767
SHAREHOLDERS’ EQUITY:
Common stock	2	2
Additional paid-in capital	373,703	373,693
Accumulated other comprehensive loss, net of tax	(176)	(347)
Accumulated deficit	(29,377)	(29,053)

Total shareholders’ equity	344,152	344,295
Total liabilities and shareholders’ equity	$781,269	$779,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
13 and 26 weeks ended September 27, 2003 and September 28, 2002
(in 000’s)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$178,310	$145,735	$349,442	$294,784
Cost of goods sold	165,678	153,276	329,278	299,425

Gross profit	12,632	(7,541)	20,164	(4,641)
Selling, general and administrative expenses	3,984	4,024	8,226	8,973
Other income	(31)	(119)	(281)	(746)

Operating income (loss)	8,679	(11,446)	12,219	(12,868)
Interest expense (income):
Interest expense	6,387	5,780	12,805	11,390
Interest income	(27)	(54)	(56)	(91)

Interest expense, net	6,360	5,726	12,749	11,299

Income (loss) before income taxes	2,319	(17,172)	(530)	(24,167)
Income tax expense (benefit)	902	(6,680)	(206)	(9,401)

Net income (loss)	$1,417	$(10,492)	$(324)	$(14,766)

Unrealized gain (loss) on interest rate swap, net of tax	93	(312)	169	(765)

Comprehensive income (loss)	$1,510	$(10,804)	$(155)	$(15,531)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
26 Weeks ended September 27, 2003 and September 28, 2002
(in 000’s)
(Unaudited)

	September 27,	September 28,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(324)	$(14,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,902	30,742
Amortization of deferred financing costs	875	674
Deferred income taxes	(98)	(9,888)
Net (gain) loss on sale of property, plant, equipment and breeding stock	(2,468)	724
Changes in operating assets and liabilities, net:
Accounts receivable	(7,007)	(322)
Inventories	(9,633)	(12,515)
Prepaid expenses and other assets	(140)	(582)
Accounts payable, accrued expenses and other liabilities	5,416	(3,605)

Net cash provided by (used in) operating activities	17,523	(9,538)
INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(23,924)	(16,251)
Proceeds from disposal of property, plant, equipment and breeding stock	9,357	5,219

Net cash used in investing activities	(14,567)	(11,032)
FINANCING ACTIVITIES:
Checks issued against future deposits	497	3,656
(Payments on) proceeds from revolving debt, net	(3,144)	23,751
Payments for deferred financing costs	—	(304)
Repayments on long-term debt	(309)	(13,715)

Net cash (used in) provided by financing activities	(2,956)	13,388
Net decrease in cash and cash equivalents	—	(7,182)
CASH AND CASH EQUIVALENTS, beginning of period	—	7,182

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$11,756	$9,002
Income tax (received) paid	(4,211)	5
Non cash financing activity- Deferred financing costs payable for credit amendment	—	1,086

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in PSF Group Holdings, Inc. and Subsidiaries (the “Company”) consolidated financial statements for the year ended March 29, 2003 filed with the Securities and Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the Company’s audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations.

PSF Group Holdings, Inc. is a Delaware company formed in 1998 and is currently 53% owned by ContiGroup Companies, Inc.

Note 2 – Stock-based compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on report results.

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 6,857 shares of Class B common stock at an exercise price of $1,666.48 per share. Substantially all of the options are fully exercisable at September 27, 2003. At December 31, 2005, 6,143 options expire and the remaining options expire at December 31, 2007. No options have been exercised as of September 27, 2003.

The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For the quarter ended September 27, 2003, the Company recorded compensation expense of $5,000 in accordance with APB 25. The pro-forma disclosures required by SFAS 148 have not been included as they did not result in a material impact on the financial statements.

Note 3 – New accounting pronouncements

Asset retirement obligations

On June 30, 2001 the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of long-lived assets. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and was adopted by the Company March 30, 2003. The Company has determined that it has a legal obligation to close lagoons in the future should the Company ever cease operations or plan to close lagoons voluntarily in accordance with a changed operating plan. Based on estimates and assumptions as to the cost and timing of any potential lagoon closure, the Company has determined and recorded the present value of the projected costs which are not considered material to the condensed consolidated financial statements. However, should laws, assumptions or other circumstances change which require lagoon closure before the periods assumed in the present value calculations, the costs could have a material impact on the consolidated financial statements in the period the change occurs.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 applies to entities if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity is determined to meet those certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim period or annual period ending after December 15, 2003. Management has concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation. Management does not believe the adoption of FIN 46 will have a material impact on the Company’s consolidated financial statements.

Note 4 – Derivative instruments and hedging activities

The Company follows Financial Accounting Standards Board Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” which requires every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative’s fair value be recognized in current earnings or other comprehensive income.

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings. For the quarter ended September 27, 2003, the Company recognized gains under SFAS 133 of $1.5 million in net sales for gains related to lean hog futures and losses of $0.3 million in costs of goods sold relating to the hedging of feed components. As of September 27, 2003, we had deposits with brokers for outstanding futures contracts of $4.1 million, included in prepaid expenses and other current assets. For the 26 weeks ended September 27, 2003, the Company has recognized losses under SFAS 133 of $1.0 million in net sales for losses related to lean hog futures and gains of $1.2 million in costs of goods sold relating to the hedging of feed components.

The Company holds an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the quarter ended September 27, 2003, recorded the fair value of ($290,000) in the condensed consolidated balance sheet relating to the swap. For the quarter ended September 27, 2003, $93,000, net of $59,000 in income taxes included in comprehensive losses was reclassified to interest expense. For the 26 weeks ended September 27, 2003, $169,000, net of $108,000 in income taxes included in comprehensive losses was reclassified to interest expense. The interest rate swap will mature on September 30, 2004.

Note 5 – Goodwill and intangible assets

The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment value was recorded during the second quarter ended September 27, 2003.

Note 6 – Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	September. 27, 2003	March 29, 2003

Hogs	$151,170	$142,675
Processed pork products	9,403	9,568
Packaging and supplies	2,649	2,822
Grain, feed additives and other	4,812	3,337

	$168,034	$158,402

Note 7 - Segment information

The accounting policies for the Company’s business segments are the same as those described in the footnotes included in the Company’s March 29, 2003 audited financial statements. The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current income taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total

For the 13 weeks ended September 27, 2003-
Net sales	$164,375	$112,229	$(98,294)	$178,310
Intersegment sales	(3,936)	(94,358)	—	—
Operating income (loss)	7,329	4,477	(3,127)	8,679
For the 13 weeks ended September 28, 2002-
Net sales	$134,419	$85,211	$(73,895)	$145,735
Intersegment sales	(1,987)	(71,908)	—	—
Operating income (loss)	5,662	(14,138)	(2,970)	(11,446)
As of and for the 26 weeks ended September 27, 2003-
Net sales	$325,922	$223,085	$(199,565)	$349,442
Intersegment sales	(9,615)	(189,950)	—	—
Operating income (loss)	12,155	6,352	(6,288)	12,219
Assets	200,774	548,749	31,746	781,269
Goodwill	25,020	50,978	—	75,998
For the 26 weeks ended September 28, 2002-
Net sales	$269,988	$175,319	$(150,523)	$294,784
Intersegment sales	(3,282)	(147,241)	—	—
Operating income (loss)	10,782	(17,513)	(6,137)	(12,868)
As of March 29, 2003-
Assets	$196,926	$549,529	$32,607	$779,062
Goodwill	25,020	50,978	—	75,998

Note 8 – Amendments to Credit Agreement

Effective June 28, 2002, the Company and its bank group amended the Credit Agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10.0 million to $15.0 million, and amend certain financial covenants and pricing terms.

Effective September 27, 2002, the Company and its bank group amended the Credit Agreement to increase the Company’s revolving credit facility by $50.0 million to $150.0 million in total availability subject to a borrowing base calculation, among other things. The amendment also defers quarterly principal payments on the Company’s term debt for a one year period and amends certain financial covenants. Obligations under the Credit Agreement are secured by liens on substantially all of the Company’s assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by the Company’s leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004 and the term debt matures on August 21, 2005. Financing costs associated with the amendment have been capitalized and are being amortized over the life of the amended Credit Agreement.

Note 9 – Litigation

Environmental matters

The Company in prior years settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the Company and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and the Company with the E.P.A. In 1998, the Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in the Company (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity; and the payment of a $350,000 civil penalty. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both the Company and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs, but the balance of the fee claim has yet to be decided by the Court. The Company believes the resolution of this matter will not have a material adverse effect upon its financial position or results of operations.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. As referenced above, the Company assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which the Company is obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. All such investments are subject to the approval of an expert panel of independent university experts. To date the Company has spent $12.4 million to satisfy the settlement. The Company anticipates an extension of this expenditure deadline because both the State of Missouri and the expert panel want further confirmation of the efficacy of any chosen technology. In addition, pursuant to the Missouri Consent Decree the Company and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

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

Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with the Company. The primary allegation is that offensive odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company is obligated by contract to indemnify ContiGroup for any liabilities arising from this litigation. The Company has filed an answer, believes it has good defenses to these actions, and intends to vigorously defend these suits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report on Form 10-Q, the terms “we,” “us,” and “our” refer collectively to PSF Group Holdings, Inc., Premium Standard Farms, Inc. and their subsidiaries. Premium Standard Farms, Inc. is a wholly-owned subsidiary of PSF Group Holdings, Inc. The terms “expect,” “anticipate,” “may,” “believe,” “will,” and similar expressions made with respect to our earnings and outlook for the future contain some forward-looking information. Naturally, all forward-looking statements involve risk and uncertainty and actual results or events could be materially different. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ include: economic conditions generally and in our principal markets; competitive practices and consolidation in the pork production and processing industries; the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tariffs; domestic and international transportation disruptions; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; outbreaks of disease in our herds; feed ingredient costs; fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond our control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. Please review our Annual Report on Form 10-K for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information published by us.

Results of Operations

13 Weeks Ended September 27, 2003 Compared to the 13 Weeks Ended September 28, 2002

     The following table presents selected financial information for our production and processing segments for the 13 weeks ended September 27, 2003 and September 28, 2002. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended September 27, 2003 to the quarter ended September 28, 2002. Intersegment sales are based on market prices.

	For the 13 Weeks Ended				Qtr to Qtr Change

	September 27, 2003%		September 28, 2002%		2003 to 2002%

	(In millions except percentages)
Net Sales
Production	$112.2	62.9%	$85.2	58.5%	$27.0	31.7%
Processing	164.4	92.2%	134.4	92.2%	30.0	22.3%
Intersegment	(98.3)	(55.1)%	(73.9)	(50.6)%	(24.4)	(33.0)%

Total Net Sales	$178.3	100.0%	$145.7	100.0%	$32.6	22.4%

Gross Profit
Production	$4.5	35.7%	$(14.3)	190.7%	$18.8	131.5%
Processing	8.1	64.3%	6.8	(90.7)%	1.3	19.1%

Total Gross Profit	$12.6	100.0%	$(7.5)	100.0%	$20.1	268.0%

Operating (Loss) Income
Production	$4.5	51.7%	$(14.1)	123.7%	$18.6	131.9%
Processing	7.3	83.9%	5.7	(50.0)%	1.6	28.1%
Corporate	(3.1)	(35.6)%	(3.0)	26.3%	(0.1)	(3.3)%

Total Operating (Loss) Income	$8.7	100.0%	$(11.4)	100.0%	$20.1	176.3%

Consolidated

Net Sales. Net sales increased by $32.6 million, or 22.4%, to $178.3 million in the second quarter of fiscal year 2004 from $145.7 million in the comparable period last year. The increase was attributed to an increase in prices of $31.2 million, combined with an increase in volume of $1.4 million. Overall, live hog and wholesale pork prices increased compared to the prior period due to lower supplies of pork industry wide and an overall decrease in supplies of all meat proteins. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $20.1 million, or 268.0%, to $12.6 million in the second quarter of fiscal year 2004 from a loss of $7.5 million in the comparable period last year. As a percentage of net sales, gross profit increased to 7.1% from (5.2)%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 7.1% increase in costs to produce our products during the second quarter of fiscal year 2004 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 2.2% in the second quarter of fiscal year 2004 from 2.8% in the comparable period last year. In dollar terms, selling, general and administrative expenses were constant at $4.0 million in the second quarter of fiscal year 2004 and in the comparable period last year.

Operating Income (Loss). Operating income increased by $20.1 million, or 176.3%, to $8.7 million in the second quarter of fiscal year 2004 from an operating loss of $11.4 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $0.7 million, or 11.1%, to $6.4 million in the second quarter of fiscal year 2004 from $5.7 million in the comparable period last year. The majority of the increase was caused by an increase in total interest-bearing debt outstanding. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the second quarter of fiscal year 2004 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $27.0 million, or 31.7%, to $112.2 million in the second quarter of fiscal year 2004 from $85.2 million in the comparable period last year. The increase primarily resulted from a 29.7% increase in net market hog sales prices, combined with a 1.4% increase in volume attributable to the additional contract production in North Carolina. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $18.8 million, or 131.5%, to $4.5 million in the second quarter of fiscal year 2004 from a loss of $14.3 million in the comparable period last year. The increase was the result of a higher volume of hogs produced at higher net market hog sales prices as mentioned above, partially offset by a 6.8% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost were due to higher feed input costs compared to the same period last year.

     Operating income increased by $18.6 million, or 131.9%, to $4.5 million in the second quarter of fiscal year 2004 from an operating loss of $14.1 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $30.0 million, or 22.3%, to $164.4 million in the second quarter of fiscal year 2004 from $134.4 million in the comparable period last year. The increase resulted from a 17.9% increase in pork product sales prices, combined with a 3.7% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

     Gross profit increased by $1.3 million, or 19.1%, to $8.1 million in the second quarter of fiscal year 2004 from $6.8 million in the comparable period last year. The increase primarily resulted from higher margins on pork products offsetting the 25.3% higher market hog costs. Processing costs increased 2.9% during the second quarter of fiscal year 2004 compared to the same period last year, primarily the result of increased emphasis on higher cost value-added products.

     Operating income increased by $1.6 million, or 28.1%, to $7.3 million in the second quarter of fiscal year 2004 from $5.7 million in the comparable period last year. The increase was attributed to the factors mentioned above.

26 Weeks Ended September 27, 2003 Compared to the 26 Weeks Ended September 28, 2002

     The following table presents selected financial information for our production and processing segments for the first two quarters ended September 27, 2003 and September 28, 2002. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under year-to-year change show the dollar and percentage change from the first two quarters ended September 27, 2003 to the first two quarters ended September 28, 2002. Intersegment sales are based on market prices.

	For the 26 Weeks Ended				Year to Year Change

	September 27, 2003%		September 28, 2002%		2003 to 2002%

	(In millions except percentages)
Net Sales
Production	$223.1	63.9%	$175.3	59.5%	$47.8	27.3%
Processing	325.9	93.3%	270.0	91.6%	55.9	20.7%
Intersegment	(199.6)	(57.1)%	(150.5)	(51.1)%	(49.1)	(32.6)%

Total Net Sales	$349.4	100.0%	$294.8	100.0%	$54.6	18.5%

Gross Profit
Production	$6.4	31.7%	$(17.7)	384.8%	$24.1	136.2%
Processing	13.8	68.3%	13.1	(284.8)%	0.7	5.3%

Total Gross Profit	$20.2	100.0%	$(4.6)	100.0%	$24.8	539.1%

Operating (Loss) Income
Production	$6.4	52.5%	$(17.5)	135.7%	$23.9	136.6%
Processing	12.2	100.0%	10.8	(83.7)%	1.4	13.0%
Corporate	(6.4)	(52.5)%	(6.2)	48.1%	(0.2)	(3.2)%

Total Operating (Loss) Income	$12.2	100.0%	$(12.9)	100.0%	$25.1	194.6%

Consolidated

Net Sales. Net sales increased by $54.6 million, or 18.5%, to $349.4 million in the first two quarters of fiscal year 2004 from $294.8 million in the comparable period last year. The increase was attributed to an increase in prices of $47.4 million, combined with an increase in volume of $7.2 million. Overall, live hog and wholesale pork prices increased compared to the prior period due to lower supplies of pork industry wide and an overall decrease in supplies of all meat proteins. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $24.8 million, or 539.1%, to $20.2 million in the first two quarters of fiscal year 2003 from a loss of $4.6 million in the comparable period last year. As a percentage of net sales, gross profit increased to 5.8% from (1.6)%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 7.3% increase in costs to produce our products during the first two quarters of fiscal year 2004 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower as a percentage of net sales at 2.4% in the first two quarters of fiscal year 2004 compared to 3.0% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $0.8 million, or 8.3%, to $8.2 million in the first two quarters of fiscal year 2004 from $9.0 million in the comparable period last year.

Operating (Loss) Income. Operating income increased by $25.1 million, or 194.6%, to $12.2 million in the first two quarters of fiscal year 2004 from an operating loss of $12.9 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $1.4 million, or 12.8%, to $12.7 million in the first two quarters of fiscal year 2004 from $11.3 million in the comparable period last year. The majority of the increase was caused by an increase in total interest-bearing debt outstanding. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the first two quarters of fiscal year 2004 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $47.8 million, or 27.3%, to $223.1 million in the first two quarters of fiscal year 2004 from $175.3 million in the comparable period last year. The increase primarily resulted from a 23.0% increase in net market hog sales prices, combined with a 3.1% increase in volume attributable to the effects of contract production in North Carolina. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $24.1 million, or 136.2%, to $6.4 million in the first two quarters of fiscal year 2004 from a loss of $17.7 million in the comparable period last year. The increase was primarily the result of a higher volume of hogs produced and higher net market hog sales price mentioned above. Hog production costs per hundredweight were 8.6% higher during the first two quarters of fiscal year 2004 compared to the same period last year. The majority of the increase in hog production cost were due to higher feed input costs compared to the same period last year.

     Operating income increased by $23.9 million, or 136.6%, to $6.4 million in the first two quarters of fiscal year 2004 from an operating loss of $17.5 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $55.9 million, or 20.7%, to $325.9 million in the first two quarters of fiscal year 2004 from $270.0 million in the comparable period last year. The increase resulted from a 16.1% increase in pork product sales prices, combined with a 4.0% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

     Gross profit increased by $0.7 million, or 5.3%, to $13.8 million in the first two quarters of fiscal year 2004 from $13.1 million in the comparable period last year. The increase primarily resulted from higher margins on pork products offsetting the 23.2% higher market hog costs, coupled with higher volume through the plants. Processing costs increased 3.2% during the first two quarters of fiscal year 2004 compared to the same period last year, primarily the result of emphasis on value-added products, which cost more to produce.

     Operating income increased by $1.4 million, or 13.0%, to $12.2 million in the first two quarters of fiscal year 2004 from $10.8 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

     Net cash flow provided by (used in) operating activities was $17.5 million and $(9.5) million for the first two quarters ended in fiscal years 2004 and 2003, respectively. The improvement in the first two quarters of fiscal year 2004 compared to the same period last year was primarily due to a decrease in net loss.

     Net cash flow used in investing activities was $14.6 million and $11.0 million for the first two quarters ended in fiscal years 2004 and 2003, respectively. Net cash used in investing activities consisted of $23.9 million and $16.2 million for capital expenditures relating to property, plant and equipment and breeding stock during the first two quarters ended in fiscal years 2004 and 2003, respectively. The Company received proceeds from disposal of property, plant, equipment and breeding stock of $9.3 million and $5.2 million during the first two quarters ended in fiscal years 2004 and 2003, respectively, primarily representing culled breeding stock.

     Net cash flow (used in) provided by financing activities was $(2.9) million and $13.4 million for the first two quarters ended in fiscal years 2004 and 2003, respectively. As of September 27, 2003, our total debt was $301.7 million.

     Borrowings are provided under a Credit Agreement that provides for up to $150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula), including up to $15 million of letters of credit, and a term loan facility with $56.3 million outstanding at September 27, 2003. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by our leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004, and all borrowings under the term debt mature on August 21, 2005. Quarterly term loan payments have been deferred and will resume effective September 30, 2003, as a result of our September 2002 Amendment to the Credit Agreement.

     Total indebtedness at September 27, 2003 was $301.7 million, as compared to $305.2 million at September 28, 2002. At September 27, 2003, we had $66.7 million outstanding under our revolving credit facility, $10.5 million in letters of credit and $72.8 million available for borrowing under our revolving credit facility. The revolving credit facility of $66.7 million has been classified as current in the condensed consolidated balance sheets as of September 27, 2003, because the revolving credit facility matures in less than a year. We intend to refinance and extend the revolving credit facility in advance of the maturity date.

In fiscal 2004, we expect to spend approximately $33 million on net capital expenditures, of which we expect to spend:

•	Approximately $13 million in upgrades and improvements in our processing operations;

•	Approximately $9 million in upgrades and improvements in our production operations; and

•	Approximately $11 million in net breedstock purchases.

     We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the $175 million 9¼% senior unsecured notes due 2011 (“9¼% Notes”), or to fund our other liquidity needs. If we consummate any material acquisitions or expand our operations, we may need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

     The following table represents a summary of our contractual cash obligations as of September 27, 2003:

	Payments due by period

Contractual Cash Obligations	Total	Current	1-3 years	4-5 years	Thereafter

	(in thousands)
Long Term Debt	$297,904	$91,654	$31,250	$—	$175,000
Capital Lease Obligations	3,826	794	1,840	1,161	31
Operating Leases	26,783	5,968	10,016	5,771	5,028
Unconditional Purchase Obligations (1)	6,891	6,891	—	—	—
Related Party Obligation	1,000	1,000	—	—	—

Total Contractual Cash Obligations	$336,404	$106,307	$43,106	$6,932	$180,059

(1) Includes only forward grain purchase contracts

Amounts not included in above table

     Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 11 percent of our hog production segment’s cost of goods sold for the first two quarters ended September 27, 2003. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

     At our North Carolina pork processing facility, we have contracts with producers to provide us with market hogs for the amount we don’t produce at our hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years we are contracted to purchase approximately 1,350,000 market hogs under these contracts.

     Under the Missouri Consent Decree with the Attorney General we are required to spend $12.6 million on additional investments in research and development on or before May 19, 2004. We anticipate an extension of this expenditure deadline because both the State of Missouri and the expert panel want further confirmation of the efficacy of any chosen technology.

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

     Inventory valuation of livestock is calculated based on a standard cost model for each geographic hog production region. This model is based on the current year’s budgeted costs and inventory projections at each age and phase of the production cycle, adjusted to actual costs and reduced to the lower of actual cost or market when required. Management believes this method for valuing livestock most accurately represents actual inventory costs.

     Estimated liabilities, such as self-insured workers’ compensation and health insurance, bonuses, and legal obligations are determined based on information received from third parties and management estimates. These obligations are provided for when the loss is probable and the amount is reasonably estimable. Actual settlement costs may vary from estimates we made. Management believes the estimates are reasonable based on current information.

     Derivative instruments are accounted for in accordance with Financial Standards Board Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” Because of the complexity involved in qualifying for hedge treatment for our commodity contracts, we mark these exchange-traded contracts to market with the resulting gain or loss recorded in sales for lean hog contracts or cost of sales for all other commodity contracts. This may result in large fluctuations in our earnings depending on the volume of commodity contracts and their corresponding volatility.

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the first two quarters ended September 27, 2003, we recognized losses under SFAS 133 of $1.0 million in net sales for losses related to lean hog futures and gains of $1.2 million in costs of goods sold relating to the hedging of feed components. As of September 27, 2003, we had deposits with brokers for outstanding futures contracts of $4.1 million, included in prepaid expenses and other current assets. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of September 27, 2003, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $6.6 million.

     We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $1.2 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus the agent bank’s applicable margin (currently 3.125% at September 27, 2003). The swap is accounted for as a cash flow hedge under SFAS 133. During the first two quarters ended September 27, 2003, we recognized a $0.2 million gain, net of tax, into Accumulated Other Comprehensive Loss for the market value of the swap.

     The 9¼% Notes had a fair value of approximately $178.5 million as of September 27, 2003 based on inter-dealer prices, as compared to the book value of $175.0 million as of September 27, 2003.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” above.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We have in prior years settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against us under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and us with the E.P.A. In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in us (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both us and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs, but the balance of the fee claim has yet to be decided by the Court. We believe the resolution of this matter will not have a material adverse effect upon our financial position or results of operations.

     In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. As referenced above, we assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which we are obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. All such investments are subject to the approval of an expert panel of independent university experts. To date, we have spent $12.4 million to satisfy the settlement. We anticipate an extension of this expenditure deadline because both the State of Missouri and the expert panel want further confirmation of the efficacy of any chosen technology. In addition, pursuant to the Missouri Consent Decree we and ContiGroup were issued a $1 million civil penalty. Of this, $650,000 has been paid and $350,000 is suspended pending certain conditions.

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

     Two nuisance suits were filed against ContiGroup and us during the third quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with us. The primary allegation is that offensive odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. We are obligated by contract to indemnify ContiGroup for any liabilities arising from this litigation. We have filed an answer, believe we have good defenses to these actions, and intend to vigorously defend these suits.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on September 18, 2003 in Kansas City, Missouri. The only item submitted to a vote of shareholders was the election of directors. The table below briefly describes the results of the shareholders’ vote.

	For	Withheld
To elect Class A directors:
Ronald Justice	78,575	0
Maurice McGill	78,575	0
Dean Mefford	78,575	0
Mitch Petrick	78,575	0
To elect Class B directors:
Paul Fribourg	113,301	0
John Meyer	113,301	0
Vart Adjemian	113,301	0
Michael Zimmerman	113,301	0

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)        Exhibits

Exhibit 31.1	Certification of John M. Meyer, Chief Executive Office, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)       Reports on Form 8-K.

1.	A Current Report on Form 8-K was filed with the SEC on August 12, 2003, to report, under Item 5, our first quarter earnings. The earnings release, including our Unaudited Condensed Consolidated Statements of Operations for the 13 weeks ended June 28, 2003, and June 29, 2002, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSF GROUP HOLDINGS, INC.

November 11, 2003	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)