Form 10-Q
period 2003-12-27
PSF GROUP HOLDINGS INC
filed 2004-02-10
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 27, 2003

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

     As of December 27, 2003, there were 100,000 shares of the Registrant’s Class A Common Stock outstanding and 113,301 shares of the Registrant’s Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 27, 2003 and March 29, 2003
(in 000’s)
(Unaudited)

	December 27,	March 29,
	2003	2003

ASSETS
CURRENT ASSETS:
Accounts receivable, net	$29,825	$21,907
Inventories	160,969	158,402
Federal income tax receivable	175	4,525
Deferred income taxes	13,268	13,064
Prepaid expenses and other	2,928	2,341

Total current assets	207,165	200,239
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	101,132	100,510
Buildings	293,967	293,538
Machinery and equipment	272,632	266,268
Breeding stock	39,114	36,672
Construction in progress	7,498	4,287

	714,343	701,275
Less- accumulated depreciation	249,474	213,314

Total property, plant, equipment and breeding stock	464,869	487,961
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	5,772	7,085
Other	8,059	7,779

Total other long-term assets	13,831	14,864
Total assets	$761,863	$779,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$5,412	$5,129
Accounts payable	15,712	6,581
Accrued expenses	34,610	28,576
Due to related party	28	979
Accrued interest	1,924	6,178
Current maturities of long-term debt and capital leases	75,818	13,273

Total current liabilities	133,504	60,716
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	202,719	291,911
Other long-term liabilities	6,688	6,345
Deferred income taxes	75,471	75,795

Total long-term liabilities	284,878	374,051

Total liabilities	418,382	434,767
SHAREHOLDERS’ EQUITY:
Common stock	2	2
Additional paid-in capital	373,708	373,693
Accumulated other comprehensive loss, net of tax	(102)	(347)
Accumulated deficit	(30,127)	(29,053)

Total shareholders’ equity	343,481	344,295
Total liabilities and shareholders’ equity	$761,863	$779,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
13 and 39 weeks ended December 27, 2003 and December 28, 2002
(in 000’s)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$199,766	$154,090	$549,207	$448,874
Cost of goods sold	190,723	163,393	520,002	462,818

Gross profit	9,043	(9,303)	29,205	(13,944)
Selling, general and administrative expenses	4,431	4,530	12,658	13,503
Other (income) loss	(179)	215	(461)	(531)

Operating income (loss)	4,791	(14,048)	17,008	(26,916)
Interest expense (income):
Interest expense	6,065	6,044	18,868	17,434
Interest income	(45)	(38)	(100)	(129)

Interest expense, net	6,020	6,006	18,768	17,305

Income (loss) before income taxes	(1,229)	(20,054)	(1,760)	(44,221)
Income tax expense (benefit)	(478)	(7,801)	(685)	(17,202)

Net loss	$(751)	$(12,253)	$(1,075)	$(27,019)
Unrealized gain (loss) on interest rate swap, net of tax	76	16	245	(749)

Comprehensive loss	$(675)	$(12,237)	$(830)	$(27,768)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
39 Weeks ended December 27, 2003 and December 28, 2002
(in 000’s)
(Unaudited)

	December 27,	December 28,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(1,075)	$(27,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,089	46,134
Amortization of deferred financing costs	1,313	1,109
Deferred income taxes	(528)	(16,723)
Net (gain) loss on sale of property, plant, equipment and breeding stock	(3,085)	1,536
Changes in operating assets and liabilities, net:
Accounts receivable	(7,918)	(3,528)
Inventories	(2,567)	(17,587)
Prepaid expenses and other assets	3,728	(1,015)
Accounts payable, accrued expenses and other liabilities	10,318	(3,269)

Net cash provided by (used in) operating activities	46,275	(20,362)
INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(33,474)	(24,405)
Proceeds from disposal of property, plant, equipment and breeding stock	13,563	8,015

Net cash used in investing activities	(19,911)	(16,390)
FINANCING ACTIVITIES:
Checks issued against future deposits	283	3,692
(Payments on) proceeds from revolving debt, net	(19,799)	41,229
Payments for deferred financing costs	—	(1,390)
Repayments on long-term debt	(6,848)	(13,961)

Net cash (used in) provided by financing activities	(26,364)	29,570
Net decrease in cash and cash equivalents	—	(7,182)
CASH AND CASH EQUIVALENTS, beginning of period	—	7,182

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$21,724	$18,571
Income tax paid, net of refunds received	2	5

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

Note 2 – Stock-based compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 6,857 shares of Class B common stock at an exercise price of $1,666.48 per share. Substantially all of the options are fully exercisable at December 27, 2003. At December 31, 2005, 6,143 options expire and the remaining options expire at December 31, 2007. No options have been exercised as of December 27, 2003. The Company’s board recently approved the issuance of an additional 857 options for shares of Class B common stock at an exercise price of $1,666.48 per share. These options had not been awarded as of December 27, 2003.

The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For the quarter and 39 weeks ended December 27, 2003, the Company recorded compensation expense of $5,000 and $15,000, respectively, in accordance with APB 25. The pro-forma disclosures required by SFAS 148 have not been included as they did not result in a material pro-forma impact on the financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 applies to entities if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity is determined to meet those certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003. For VIEs created prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) which extends the effective date of FIN 46 to the first reporting period ending after March 15, 2004. Management has concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation. Management does not believe the adoption of FIN 46 will have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FASB Staff Position 150-3. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

Note 4 – Derivative instruments and hedging activities

The Company follows FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” which requires every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative’s fair value be recognized in current earnings or other comprehensive income.

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings. For the quarter ended December 27, 2003, the Company recognized gains under SFAS 133 of $6.8 million in net sales for gains related to lean hog futures and gains of $1.8 million in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For the 39 weeks ended December 27, 2003, the Company has recognized gains under SFAS 133 of $5.8 million in net sales for gains related to lean hog futures and gains of $3.0 million in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. The Company has recorded the fair value of its open exchange traded commodity contracts of $1.9 million and $1.5 million in Prepaid Expenses and Other in the condensed consolidated balance sheet at December 27, 2003 and March 29, 2003, respectively.

The Company holds an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the quarter ended December 27, 2003, recorded the fair value of ($166,000) in the condensed consolidated balance sheet relating to the swap. For the quarter ended December 27, 2003, $76,000, net of $48,000 in income taxes, included in comprehensive losses was reclassified to interest expense. For the 39 weeks ended December 27, 2003, $245,000, net of $156,000 in income taxes, included in comprehensive losses was reclassified to interest expense. The interest rate swap will mature on September 30, 2004.

Note 5 – Goodwill and intangible assets

The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment value was recorded during the third quarter ended December 27, 2003.

Note 6 – Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	December 27, 2003	March 29, 2003

Hogs	$147,842	$142,675
Processed pork products	7,009	9,568
Packaging and supplies	2,432	2,822
Grain, feed additives and other	3,686	3,337

	$160,969	$158,402

Note 7 – Segment information

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

	Pork	Hog	Corporate
	Processing	Production	and Other	Total

For the 13 weeks ended December 27, 2003-
Net sales	$177,897	$118,961	$(97,092)	$199,766
Intersegment sales	(693)	(96,399)	—	—
Operating income (loss)	14,401	(6,284)	(3,326)	4,791
For the 13 weeks ended December 28, 2002-
Net sales	$141,273	$86,307	$(73,490)	$154,090
Intersegment sales	(872)	(72,618)	—	—
Operating income (loss)	14,601	(25,676)	(2,973)	(14,048)
As of and for the 39 weeks ended December 27, 2003-
Net sales	$495,457	$342,045	$(288,295)	$549,207
Intersegment sales	(1,946)	(286,349)	—	—
Operating income (loss)	26,556	68	(9,616)	17,008
Assets	197,867	536,395	27,601	761,863
Goodwill	25,020	50,978	—	75,998
For the 39 weeks ended December 28, 2002-
Net sales	$409,397	$261,627	$(222,150)	$448,874
Intersegment sales	(2,291)	(219,859)	—	—
Operating income (loss)	25,383	(43,189)	(9,110)	(26,916)
As of March 29, 2003-
Assets	$196,926	$549,529	$32,607	$779,062
Goodwill	25,020	50,978	—	75,998

Note 8 – Amendments to Credit Agreement

Effective June 28, 2002, the Company and its bank group amended the Credit Agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10.0 million to $15.0 million, and amend certain financial covenants and pricing terms.

Effective September 27, 2002, the Company and its bank group amended the Credit Agreement to increase the Company’s revolving credit facility by $50.0 million to $150.0 million in total availability subject to a borrowing base calculation, among other things. The amendment also deferred quarterly principal payments on the Company’s term debt for a one year period and amended certain financial covenants. Obligations under the Credit Agreement are secured by liens on substantially all of the Company’s assets. In addition to customary financial covenants, the Credit Agreement contains restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by the Company’s leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004 and the term debt matures on August 21, 2005. Financing costs associated with the amendment have been capitalized and are being amortized over the life of the amended Credit Agreement.

Note 9 – Litigation

Environmental matters

The Company in prior years settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the Company and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and the Company with the citizens group and the E.P.A. In 1998, the Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in the Company (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity; and the payment of a $350,000 civil penalty. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both the Company and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs, and the Company has settled with the plaintiffs and their counsel on the balance of the fees, which was previously accrued for in the Company’s financial statements.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. As referenced above, the Company assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which the Company was obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. All such investments were subject to the approval of a panel of independent university experts (“Expert Panel”). In June 2002, the State of Missouri filed a lawsuit against the Company seeking penalties and injunctive relief for additional alleged violations of air and water regulations. The Company has reached an agreement in principle on a settlement with the State, subject to final court approval, requiring the Company to pay an additional fine of $333,000. The settlement also extends the implementation schedule under the Missouri Consent Decree from 2004 until 2010. In addition, and in lieu of the $25 million investment commitment and deadline referenced above, the Company has committed to install improved wastewater, air and odor technology at all of its finisher farms in northern Missouri, subject to the approval of the Expert Panel.

Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with the Company. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company is obligated by contract to indemnify ContiGroup for any liabilities arising from this litigation. The Company has filed an answer, believes it has good defenses to these actions, and intends to vigorously defend these suits.

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

General Overview

     We are a leading vertically integrated provider of pork products operating in two industry segments: hog production and pork processing. The hog production segment controls over 255,000 sows, of which 212,000 are owned, with operations in Missouri, North Carolina, and Texas. The majority of the hogs produced in our Missouri and North Carolina operations are transferred at market value and processed at the Company’s two processing plants. Any excess hog production, as well as the production at our Texas operations, is sold to outside processors. The pork processing segment consists of two plants, located in Missouri and North Carolina, which produce fresh and further processed pork products for sale to the wholesale, retail, food service, and institutional markets in the United States and to export markets.

     In our third quarter ending December 27, 2003, the USDA reported that the U.S. pork industry produced a record 5.5 billion pounds compared to 5.3 billion pounds in the same quarter the previous year. For the nine months ended the same date, the industry produced 15.0 billion pounds compared to 14.9 billion pounds for the same period the previous year. In spite of this increased supply, average lean hog prices were 20% higher in the recent quarter and 24.5% higher for the nine-month period than in the comparable periods the prior year. Also, the USDA pork cutout (the composite wholesale meat price of a market hog after processing) was 9.8% and 15.8% higher in the recent quarter and nine-month period as compared to the same periods last year, respectively. Strong demand for pork products was the primary driver in these increased prices.

     Generally, our overall revenues follow market prices for wholesale pork and lean hog prices, while our costs are impacted by commodity grain prices, primarily corn and soybean meal. On December 30, 2003, the USDA issued a Hog and Pig report that indicated the likelihood of increased pork production in 2004. Despite this bearish report, continued strong demand has trended cash prices higher during this interim period. Ongoing strength in hog prices is contingent on increased demand for pork products or a reduced supply of hogs in the future. In the December 31, 2003 cold storage report, the USDA reported that freezer stocks of pork remain relatively unchanged from the previous year, providing further evidence of strong demand for pork products in recent periods. On January 12, 2004, the USDA issued its Crop Production Annual Summary, downwardly revising the 2003/2004 crop carryout estimates for both corn and soybeans. This reduced supply estimate has resulted in an increase of the near-term prices of corn and soybean meal, the primary ingredients in our feed rations. Future prices on these ingredients will depend on adjusting demand for these products until the new crop harvest is available in the fall of 2004.

     We have been experiencing health issues in our Texas operations due to Porcine Reproductive and Respiratory Syndrome (PRRS), which is very common in swine herds in the United States. PRRS has had a negative effect on reproduction in our Texas operations, which has decreased production volume and increased costs. We have had success in eliminating PRRS in some of our facilities through depopulation of the facility and repopulation with PRRS negative breeding stock. We are in the process of depopulating / repopulating the Texas facilities, but have not had consistent success in eliminating PRRS.

     On December 23, 2003, a case of BSE (bovine spongiform encephalopathy) was confirmed in a dairy cow in the State of Washington. World markets reacted to this event and a number of nations banned the import of beef products from the U.S, pending further investigation and action by the U.S. beef industry. For the most part, these bans continue today and have caused a moderation of beef prices in the U.S. since the discovery. The U.S. Congress has reacted by considering potential legislation that includes banning “downer” livestock from the food chain, re-assessing country-of-origin labeling, mandatory animal identification and traceability requirements, and potential changes in the current practice of feeding animal by-products. It is uncertain what impact these events may have on the pork industry.

Results of Operations

13 Weeks Ended December 27, 2003 Compared to the 13 Weeks Ended December 28, 2002

     The following table presents selected financial information for our production and processing segments for the 13 weeks ended December 27, 2003 and December 28, 2002. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended December 27, 2003 to the quarter ended December 28, 2002. Intersegment sales are based on market prices.

	For the 13 Weeks Ended				Qtr to Qtr Change

	December 27,		December 28,		2003 to
	2003	%	2002	%	2002	%

	(In millions except percentages)
Net Sales
Production	$119.0	59.6%	$86.3	56.0%	$32.7	37.9%
Processing	177.9	89.0%	141.3	91.7%	36.6	25.9%
Intersegment	(97.1)	(48.6)%	(73.5)	(47.7)%	(23.6)	(32.1)%

Total Net Sales	$199.8	100.0%	$154.1	100.0%	$45.7	29.7%

Gross Profit
Production	$(6.3)	(70.0)%	$(25.5)	274.2%	$19.2	75.3%
Processing	15.3	170.0%	16.2	(174.2)%	(0.9)	(5.6)%

Total Gross Profit	$9.0	100.0%	$(9.3)	100.0%	$18.3	196.8%

Operating Income (Loss)
Production	$(6.3)	(131.3)%	$(25.7)	182.3%	$19.4	75.5%
Processing	14.4	300.0%	14.6	(103.5)%	(0.2)	(1.4)%
Corporate	(3.3)	(68.8)%	(3.0)	21.3%	(0.3)	(10.0)%

Total Operating Income (Loss)	$4.8	100.0%	$(14.1)	100.0%	$18.9	134.0%

Consolidated

Net Sales. Net sales increased by $45.7 million, or 29.7%, to $199.8 million in the third quarter of fiscal year 2004 from $154.1 million in the comparable period last year. The increase was attributed to an increase in prices of $32.9 million, which includes a $7.6 million increase in gains recorded for lean hog futures contracts, combined with an increase in volume of $12.8 million. Overall, live hog and wholesale pork prices increased compared to the prior period despite larger than expected supplies of pork industry wide. Pork prices remain very attractive compared to other meat proteins which have caused stronger demand. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $18.3 million to $9.0 million in the third quarter of fiscal year 2004 from a loss of $9.3 million in the comparable period last year. As a percentage of net sales, gross profit increased to 4.5% from (6.0)%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 7.8% increase in costs to produce our products during the third quarter of fiscal year 2004 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 2.2% in the third quarter of fiscal year 2004 from 2.9% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $0.1 million, or 2.2%, to $4.4 million in the third quarter of fiscal year 2004 from $4.5 million in the comparable period last year.

Operating Income (Loss). Operating income increased by $18.9 million to $4.8 million in the third quarter of fiscal year 2004 from an operating loss of $14.1 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, was constant at $6.0 million in the third quarter of fiscal year 2004 and the comparable period last year. Average total debt outstanding for both periods was comparable as well as interest rates and bank margins . See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the third quarter of fiscal year 2004 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $32.7 million, or 37.9%, to $119.0 million in the third quarter of fiscal year 2004 from $86.3 million in the comparable period last year. The increase primarily resulted from a 19.6% increase in market hog sales prices, combined with a 7.6% increase in volume attributable to the additional contract production in North Carolina and increased marketings in Missouri, offset slightly by a decrease in production in Texas due to health issues. As mentioned above, gains recorded for lean hog futures contracts had a $7.6 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $19.2 million to a loss of $6.3 million in the third quarter of fiscal year 2004 from a loss of $25.5 million in the comparable period last year. The increase was the result of a higher volume of hogs produced at higher market hog sales prices as mentioned above, partially offset by a 3.9% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to higher feed input costs and health issues in Texas compared to the same period last year.

     Operating income increased by $19.4 million to an operating loss of $6.3 million in the third quarter of fiscal year 2004 from an operating loss of $25.7 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $36.6 million, or 25.9%, to $177.9 million in the third quarter of fiscal year 2004 from $141.3 million in the comparable period last year. The increase resulted from a 13.0% increase in pork product sales prices, combined with an 11.5% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

     Gross profit decreased by $0.9 million to $15.3 million in the third quarter of fiscal year 2004 from $16.2 million in the comparable period last year. While overall sales prices increased 13.0%, our cost to purchase market hogs increased by 20.5% and reduced our margins compared to the same period last year. The increase in volume of 11.5% helped reduce the effect of the lower product margins.

     Operating income decreased by $0.2 million to $14.4 million in the third quarter of fiscal year 2004 from $14.6 million in the comparable period last year. The increase was attributed to the factors mentioned above.

39 Weeks Ended December 27, 2003 Compared to the 39 Weeks Ended December 28, 2002

     The following table presents selected financial information for our production and processing segments for the first three quarters ended December 27, 2003 and December 28, 2002. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under year-to-year change show the dollar and percentage change from the first three quarters ended December 27, 2003 to the first three quarters ended December 28, 2002. Intersegment sales are based on market prices.

	For the 39 Weeks Ended				Year to Year Change

	December 27,		December 28,		2003 to
	2003	%	2002	%	2002	%

	(In millions except percentages)
Net Sales
Production	$342.0	62.3%	$261.6	58.3%	$80.4	30.7%
Processing	495.5	90.2%	409.4	91.2%	86.1	21.0%
Intersegment	(288.3)	(52.5)%	(222.1)	(49.5)%	(66.2)	(29.8)%

Total Net Sales	$549.2	100.0%	$448.9	100.0%	$100.3	22.3%

Gross Profit
Production	$0.1	0.3%	$(43.2)	310.8%	$43.3	100.2%
Processing	29.1	99.7%	29.3	(210.8)%	(0.2)	(0.7)%

Total Gross Profit	$29.2	100.0%	$(13.9)	100.0%	$43.1	310.1%

Operating Income (Loss)
Production	$0.1	0.6%	$(43.2)	160.6%	$43.3	100.2%
Processing	26.5	155.9%	25.4	(94.4)%	1.1	4.3%
Corporate	(9.6)	(56.5)%	(9.1)	33.8%	(0.5)	(5.5)%

Total Operating Income (Loss)	$17.0	100.0%	$(26.9)	100.0%	$43.9	163.2%

Consolidated

Net Sales. Net sales increased by $100.3 million, or 22.3%, to $549.2 million in the first three quarters of fiscal year 2004 from $448.9 million in the comparable period last year. The increase was attributed to an increase in prices of $79.5 million, which includes a $5.3 million increase in gains recorded for lean hog futures contracts, combined with an increase in volume of $20.8 million. Overall, live hog and wholesale pork prices increased compared to the prior period due primarily to an overall decrease in supplies of all meat proteins and significantly higher beef prices during the third quarter. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $43.1 million to $29.2 million in the first three quarters of fiscal year 2004 from a loss of $13.9 million in the comparable period last year. As a percentage of net sales, gross profit increased to 5.3% from (3.1)%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 7.4% increase in costs to produce our products during the first three quarters of fiscal year 2004 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were lower as a percentage of net sales at 2.3% in the first three quarters of fiscal year 2004 compared to 3.0% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $0.8 million, or 6.3%, to $12.7 million in the first three quarters of fiscal year 2004 from $13.5 million in the comparable period last year.

Operating Income (Loss). Operating income increased by $43.9 million to $17.0 million in the first three quarters of fiscal year 2004 from an operating loss of $26.9 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $1.5 million, or 8.5%, to $18.8 million in the first three quarters of fiscal year 2004 from $17.3 million in the comparable period last year. The majority of the increase was caused by an increase in total interest-bearing debt outstanding. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the first three quarters of fiscal year 2004 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $80.4 million, or 30.7%, to $342.0 million in the first three quarters of fiscal year 2004 from $261.6 million in the comparable period last year. The increase primarily resulted from a 22.7% increase in market hog sales prices, combined with a 4.7% increase in volume attributable primarily to the effects of increased contract production in North Carolina. As mentioned above, gains recorded for lean hog futures contracts had a $5.3 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $43.3 million to $0.1 million in the first three quarters of fiscal year 2004 from a loss of $43.2 million in the comparable period last year. The increase was primarily the result of a higher volume of hogs produced and higher market hog sales price mentioned above. Hog production costs per hundredweight were 6.9% higher during the first three quarters of fiscal year 2004 compared to the same period last year. The majority of the increase in hog production costs was due to higher feed input costs compared to the same period last year and, to a lesser extent, production deficiencies in Texas due to the impact of health issues.

     Operating income increased by $43.3 million to $0.1 million in the first three quarters of fiscal year 2004 from an operating loss of $43.2 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $86.1 million, or 21.0%, to $495.5 million in the first three quarters of fiscal year 2004 from $409.4 million in the comparable period last year. The increase resulted from a 13.5% increase in pork product sales prices, combined with a 6.6% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

     Gross profit decreased by $0.2 million to $29.1 million in the first three quarters of fiscal year 2004 from $29.3 million in the comparable period last year. The decrease primarily resulted from lower margins on pork products resulting from 21.4% higher market hog costs, offset with higher volume through the plants. Freight costs increased by $2.3 million, or 9.1%, as a result of higher volume shipped and higher charges incurred to transport the product. Processing costs on a per unit basis were comparable during the first three quarters of fiscal year 2004 compared to the same period last year.

     Operating income increased by $1.1 million to $26.5 million in the first three quarters of fiscal year 2004 from $25.4 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

     Net cash flow provided by (used in) operating activities was $46.3 million and $(20.4) million for the first three quarters ended in fiscal years 2004 and 2003, respectively. The improvement in the first three quarters of fiscal year 2004 compared to the same period last year was primarily due to a decrease in net loss and slower expansion in hog inventories.

     Net cash flow used in investing activities was $19.9 million and $16.4 million for the first three quarters ended in fiscal years 2004 and 2003, respectively. Net cash used in investing activities consisted of $33.5 million and $24.4 million for capital expenditures relating to property, plant and equipment and breeding stock during the first three quarters ended in fiscal years 2004 and 2003, respectively. The Company received proceeds from disposal of property, plant, equipment and breeding stock of $13.6 million and $8.0 million during the first three quarters ended in fiscal years 2004 and 2003, respectively, primarily representing culled breeding stock. The increase in proceeds is directly related to the increase in market hog sales prices which help determine the cull sow market.

     Net cash flow (used in) provided by financing activities was $(26.4) million and $29.6 million for the first three quarters ended in fiscal years 2004 and 2003, respectively. As of December 27, 2003, our total debt was $278.5 million.

     Borrowings for working capital needs are provided under a Credit Agreement that provides for up to $150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula), including up to $15 million of letters of credit, and a term loan facility with $50.0 million outstanding at December 27, 2003. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains customary restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and construction of new hog production facilities. In addition to customary fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 3.125%, determined by our leverage ratio. All borrowings under the revolving credit facility mature on August 21, 2004, and all borrowings under the term debt mature on August 21, 2005.

     Total indebtedness at December 27, 2003 was $278.5 million, as compared to $300.0 million at December 28, 2002. At December 27, 2003, we had $50.0 million outstanding under our revolving credit facility, $10.5 million in letters of credit and $89.5 million available for borrowing under our revolving credit facility. The revolving credit facility of $50.0 million has been classified as current in the condensed consolidated balance sheets as of December 27, 2003, because the revolving credit facility matures in August 2004. We are in discussions with our banks and expect to have commitments for a new long-term facility before the end of our fiscal year 2004.

In fiscal 2004, we expect to spend approximately $31 million on net capital expenditures, of which we expect to spend:

•	Approximately $10 million in upgrades and improvements in our processing operations;

•	Approximately $6 million in upgrades and improvements in our production operations; and

•	Approximately $15 million in net breedstock purchases.

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

     The following table represents a summary of our contractual cash obligations as of December 27, 2003:

	Payments due by period

	Total	Current	1-3 years	4-5 years	Thereafter
Contractual Cash Obligations
	(in thousands)
Long Term Debt	$275,000	$75,000	$25,000	$—	$175,000
Capital Lease Obligations	3,537	818	2,048	652	19
Operating Leases	26,059	5,875	9,844	5,519	4,821
Unconditional Purchase Obligations (1)	8,869	8,869	—	—	—

Total Contractual Cash Obligations	$313,465	$90,562	$36,892	$6,171	$179,840

(1) Includes only forward grain purchase contracts

Amounts not included in above table

     Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 11 percent of our hog production segment’s cost of goods sold for the first three quarters ended December 27, 2003. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

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

Critical Accounting Policies

     In preparing the consolidated financial statements in accordance with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results may differ from those estimates due to the complexity and subjectivity of those estimates. Management has identified the accounting policies it believes to be the most important as inventory valuation of livestock, estimates of liabilities, and accounting for derivative instruments.

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

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the first three quarters ended December 27, 2003, we recognized income under SFAS 133 of $5.8 million in net sales for gains related to lean hog futures and gains of $3.0 million in costs of goods sold relating to the hedging of feed components. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of December 27, 2003, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $3.1 million.

     We are exposed to changes in interest rates. Our term and revolving credit facilities have variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $1.0 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus the agent bank’s applicable margin (currently 3.125% at December 27, 2003). The swap is accounted for as a cash flow hedge under SFAS 133. During the first three quarters ended December 27, 2003, we recognized a $0.2 million gain, net of tax, into Accumulated Other Comprehensive Loss for the market value of the swap.

     The 9¼% Notes had a fair value of approximately $177.6 million as of December 27, 2003 based on inter-dealer prices, as compared to the book value of $175.0 million as of December 27, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have in prior years settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against us under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and us with the citizens group and the E.P.A. In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in us (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, we assumed that liability pursuant to the terms of our 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires us and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. Other key elements of the EPA Consent Decree include: monitoring air emissions from lagoons and barns; compliance with certain best management practices to reduce the risk of spills; testing of selective lagoons to ensure integrity, and the payment of a $350,000 civil penalty. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both us and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs, and we have settled with the plaintiffs and their counsel on the balance of the fees, which was previously accrued for in our financial statements.

     In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. As referenced above, we assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which we were obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. All such investments were subject to the approval of a panel of independent university experts (“Expert Panel”). In June 2002, the State of Missouri filed a lawsuit against us seeking penalties and injunctive relief for additional alleged violations of air and water regulations. We have reached an agreement in principle on a settlement with the State, subject to final court approval, requiring us to pay an additional fine of $333,000. The settlement also extends the implementation schedule under the Missouri Consent Decree from 2004 until 2010. In addition, and in lieu of the $25 million investment commitment and deadline referenced above, we have committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri, subject to the approval of the Expert Panel.

     Two nuisance suits were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri. There are multiple plaintiffs in each suit, who claim to live near swine farms owned by ContiGroup but under production contracts with us. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. We are obligated by contract to indemnify ContiGroup for any liabilities arising from this litigation. We have filed an answer, believe we have good defenses to these actions, and intend to vigorously defend these suits.

     In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of such proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 31.1	Certification of John M. Meyer, Chief Executive Office, pursuant to Rule 13a-15(e)/15d-15(e).

	Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

	Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	A Current Report on Form 8-K was filed with the SEC on November 12, 2003, to report, under Item 5, our second quarter earnings. The earnings release, including our Unaudited Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended September 27, 2003, and September 28, 2002, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSF GROUP HOLDINGS, INC.

February 10, 2004	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)