Form 10-K
period 2004-03-27
PSF GROUP HOLDINGS INC
filed 2004-06-01
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 27, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-64180

PSF Group Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	43-1818535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Pennsylvania Avenue, Suite 200, Kansas City, Missouri	64105
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (816) 472-7675

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

     There is currently no established public trading market for the common equity of the Registrant held by non-affiliates. As of April 30, 2004, there were 100,000 shares of the Registrant’s Class A Common Stock outstanding and 113,301 shares of the Registrant’s Class B Common Stock outstanding.

EXPLANATORY NOTES

     In this report on Form 10-K, the terms “we,” “us” and “our” refer collectively to PSF Group Holdings, Inc., Premium Standard Farms, Inc. and their subsidiaries. Premium Standard Farms, Inc. is a wholly-owned subsidiary of PSF Group Holdings, Inc.

Market and Industry Data and Forecasts

     Market data and certain industry forecasts used throughout this report on Form 10-K were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Reports prepared or published by Sparks Companies, Inc., the National Pork Producers Council, Agrimetrics Associates Inc. and the United States Department of Agriculture (USDA) were the primary sources for third-party industry data and forecasts. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. We do not make any representation as to the accuracy of information described in this paragraph.

PART I

Item 1. Business

Overview

     We are a leading vertically integrated provider of pork products to the wholesale and retail, food service and institutional markets in the United States. By combining modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment, we produce value-added premium pork products. We are the second largest owner of sows in North America, controlling over 255,000 sows, of which approximately 212,000 are owned, producing approximately 4.5 million hogs per year in production operations located on over 100,000 acres in Missouri, Texas and North Carolina. We are also the sixth largest pork processor in the United States, with two plants capable of processing approximately 4.5 million hogs per year.

Competitive Strengths

     We believe the following competitive strengths position us to enhance our growth and profitability:

•	Vertically Integrated Production and Processing. We have achieved a substantial degree of vertical integration of our hog production and processing operations. We measure our level of vertical integration in terms of the percentage of hogs processed at our plants that are owned by us and raised according to our controlled programs. In fiscal 2004, 99% of the hogs used by our Milan, Missouri processing plant were sourced from our Missouri hog production operation. During the same period, approximately 73% of hogs used by our Clinton, North Carolina processing plant were supplied by our North Carolina hog production operations, with the remaining 27% supplied through contracts with independent producers. Vertical integration gives us strict control over our process, from a hog’s initial genetic makeup to the pork product ultimately produced and shipped. This is in contrast to non-integrated or less integrated processors who acquire hogs from a large number of suppliers with varying production standards and therefore find it difficult to ensure a consistent and high quality product. This is a powerful advantage for competing effectively in the rapidly consolidating pork industry because it allows us to:

•	Produce Premium and Specialty Products. By regulating the variables of genetics, environment, health and diet, we can produce a controlled supply of high quality, consistent pork products along with specialty products, such as antibiotic free pork and Premium 97 pork (certified as 97% fat-free by the American Heart Association), as well as KenKo-Ton “healthy” pork and Mugi Buta “barley-fed” pork for the Japanese market. Our products typically command higher prices than commodity pork products.

•	Target Premium Customers. We are able to tailor our production process to meet the exacting specifications of discriminating customers in our target markets. These customers are willing to pay premium prices for higher quality products and for the assurance that their standards are met throughout a traceable production process. Vertical integration provides the product consistency necessary to satisfy these customers.

•	Reduce Our Production Costs and Maximize Value. Vertical integration allows us to significantly reduce our hog procurement costs and to streamline our logistics, transportation and production schedules, thus optimizing asset utilization and reducing our cost structure. We are also able to capture more of the value of our hogs through our own processing rather than passing this value on to other processors.

•	Strong Market Position with Large Scale Operations. Our large-scale integrated operations, geographic dispersal and strong market position allow us to serve a broad range of customers in our target market, while maintaining economies of scale and marketing leverage.

•	Efficient, Modern Facilities and Operations. Our Missouri and North Carolina processing plants are two of the most modern and technically advanced facilities of their kind. Our hog production operations, most of which were built in the past fifteen years, incorporate advanced breeding, farrowing and finishing methods.

•	Experienced Management Team. Most of our senior and operational management personnel have been involved in farm production and/or the fresh meat industry for most of their business careers. Senior and operational management members, on average, have over fifteen years of experience in those areas.

Business Strategy

     We are pursuing a strategy designed to increase our sales margins and returns on invested capital. Key elements of our strategy include:

•	Further Develop Vertical Integration. We believe our integrated model will be the proven approach to competing effectively in the rapidly consolidating pork industry. We have achieved nearly 100% integration of our Missouri hog production and processing operations and have achieved substantial integration in our North Carolina operations. In North Carolina, we have renovated our processing plant, upgraded the genetics of our breed stock, rationalized feed manufacturing, increased supervision of contract growers and achieved a USDA Process Verified program similar to the program that is in place for our Missouri operations.

•	Focus on High Quality and Value-Added Products. Our value-added objectives are to move more of our products up the value chain to improve sales margins, develop a stronger brand, form stronger relationships with key customers, and drive new product development. We intend to continue to focus on producing high quality and value-added products for discriminating customers in the retail, food service, export and further processing markets, and to further differentiate ourselves from commodity-oriented competitors. As part of these efforts, we are marketing premium products from our North Carolina plant similar to those produced by our Missouri plant, as well as smoked and processed pork products.

•	Expand Production and Processing Capacity. In fiscal 2002, we completed construction of a new 10,000 sow and wean-to-finish operation in Texas. Our Texas production facilities are located on approximately 54,000 acres with adequate space and all environmental and land use permits required for further expansion in a manner that could replicate our Missouri hog production facilities. Due to the difficulty in obtaining such permits in the current regulatory environment, we believe our existing permits in Texas could provide us a competitive advantage if we expand these operations. In fiscal 2003, through modernization and efficiency efforts, we completed expansion of processing capacity at our North Carolina plant from 6,500 hogs per day to up to 10,000 hogs per day on a ten-hour shift on a seasonal basis.

•	Acquisition Strategies. As an important part of our growth strategy, we evaluate on an ongoing basis potential industry-related acquisitions and joint ventures. We will continue to evaluate those opportunities that fit strategically with our objective of producing high quality, value added products.

•	Maintain Position as a Low Cost Producer. We strive to produce high-quality pork products at low cost by combining state-of-the-art hog production with modern and efficient pork processing. We measure our production and processing activities continually in an effort to increase our hog production efficiencies, lower our break-even costs, improve our processing yields and develop new value-added products.

•	Continue Expansion into International Markets. We believe that international markets offer significant growth opportunities and intend to continue our efforts to develop sales outside the United States. Over the past eight years, we have established relationships with trading partners in Japan, China, South Korea, Canada, Mexico, Russia and Taiwan, and have exported product over that time

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

•	Manage Market Risks. We will continue to draw upon the strength of our risk management team, which collectively has over twenty years experience in the area. We will continue to monitor daily opportunities to lock in favorable margins and manage market risk by hedging both feed and energy costs as well as fresh meat sales.

•	Environmental Stewardship. We will continue to be a leader in the pork industry in researching, developing and implementing new waste handling and environmental technologies and solutions. Those technologies and solutions include source reduction, risk reduction, improved manure treatment, beneficial reuse of waste products (creating value-added products), energy generation and water reuse.

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

     Since emerging from bankruptcy, we have expanded our business in two significant ways. On May 13, 1998, we expanded our Missouri operations in a series of transactions with ContiGroup Companies, Inc. (“ContiGroup,” formerly known as Continental Grain Company). In these transactions, ContiGroup purchased a 51.0% ownership interest in PSF Group Holdings for $182.3 million. In exchange, we purchased the North Missouri Farms hog production operations then owned by ContiGroup for $75.0 million. The financial data in this report relates to operations since the ContiGroup transaction in May, 1998.

     In fiscal 2001, we expanded our operations through two acquisitions in North Carolina. We acquired The Lundy Packing Company and its subsidiaries (“Lundy”), which consisted of hog production and pork processing operations, on August 25, 2000. On September 22, 2000, we acquired Premium Standard Farms of North Carolina (“PSFNC”) from ContiGroup. In the latter transaction, ContiGroup received cash and additional shares of PSF Group Holdings stock, bringing its overall ownership of PSF Group Holdings’ outstanding common stock to 53.1%.

     PSF Group Holdings is a Delaware company formed in 1998. Premium Standard Farms is a Delaware company formed in 1996. Our principal executive offices are located at 805 Pennsylvania Avenue, Suite 200, Kansas City, Missouri and our telephone number is (816) 472-7675.

Industry Overview

     Historically, the United States pork industry has been divided into two segments: pork processing and hog production. As a vertically integrated supplier of pork products, we operate in both industry segments.

Pork Processing

     The U.S. pork processing industry is highly concentrated, with the top ten processors representing approximately 89% of total federally inspected industry capacity, and the industry is highly competitive. Although customers in the retail, institutional, further processing and export markets have different product specifications and service requirements, processors generally compete on the basis of the price and quality of their product.

     The processing industry is geographically concentrated in the hog producing regions of the U.S., particularly the Midwest and portions of the Southeast. Due to the high degree of fragmentation of the hog production industry, processing operations are extremely large relative to the producers that supply them. As a result, non-integrated processors must acquire each day’s supply of hogs from a large number of suppliers, many of whom use varying genetics, feeding programs and growing environments. We believe that this dichotomy between the hog requirements of processors and the fragmentation and variation of hog production makes it relatively difficult for non-integrated pork processors to produce consistent, high quality products.

Hog Production

     The hog production industry, although consolidating, remains highly fragmented and can be characterized by large variations in costs of production and quality of hogs produced. As a result, a large portion of the industry is generally characterized by fewer hogs per sow per year, higher feed-to-gain conversion ratios, higher costs of production, lower quality and less consistent hogs brought to market. In addition, the effects of temperature and climate on breeding and farrowing encourage hog producers to breed hogs in the spring and fall. This results in seasonal production, which may result in lower prices when these producers bring their hogs to market.

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

     Our vertical integration and control also allows us to produce specialty products. These include our antibiotic free pork and Premium 97 pork (certified as 97% fat-free by the American Heart Association), as well as KenKo-Ton “healthy” pork and Mugi Buta “barley-fed” pork for the Japanese market.

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

     Our international marketing efforts are directed toward a number of countries, but are predominantly focused on Japan, which ascribes significant value to our premium, process-controlled products. In fiscal 2004, our sales to Japanese customers represented about 5% of our total sales. We are using our success in Japan to explore other opportunities in the export markets in Asia, Europe, Mexico and Canada. Sales to international markets other than Japan accounted for approximately 3% of our total sales in fiscal 2004.

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

Production and Processing Operations

Overview

     Our production and processing operations are organized as three separate pods located in Missouri, Texas and North Carolina. Our Missouri and North Carolina pods each combine hog production farms and processing plants. Our Texas pod has only hog production operations. The geographic separation of our pods enhances biosecurity and puts us closer to our customers and feed grain suppliers, allowing us to minimize shipping costs. Shipping, via truck, is important in a number of aspects of hog production, particularly the delivery of feed to hog production units, the shipment of feeder pigs to finishing units, and the shipment of finished hogs to processing plants. To further reduce the risk of disease and maximize the scheduling and process coordination that our integrated approach provides, our pods incorporate transportation facilities served by our own truck fleet for hauling feed and hogs. Please read note 11 to our consolidated financial statements for financial information relating to our operating segments.

Hog Production

     Our sow production facilities house herds ranging from 1,100 to 3,300 sows per unit. On average, a staff of five people is required for 1,100 sows. A typical sow production unit consists of four connected buildings, each with a specialized function — breeding, gestation, farrowing and nursery.

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

     In the next phase of production, offspring are transferred from the nursery in our sanitized trailers to our grow/finish complexes or contract growers for growth from approximately 50 pounds to a target market weight of 260 pounds. Our grow/finish complexes are comprised of temperature-controlled barns, each housing 950 to 1,200 hogs. A manager in charge of the complex is responsible for monitoring hog welfare and health, as well as equipment. Efficiency in finishing operations is affected by the health and environment of the hogs and the formulation of the feed. These factors, as well as the genetics of the hog, can have a substantial impact on the feed-to-gain conversion ratio (the pounds of feed required to add a pound of weight) and the average daily gain. Specialized crews support the complex managers by assisting with loading and unloading hogs, health care, and sanitation. Hogs generally remain at the grow/finish complexes for 18 to 19 weeks, gaining an average of approximately 1.7 pounds per day, until they reach market weight and are transported to a processing facility.

     Because diet is a critical factor in the efficient production of hogs and affects the quality of the final products, where possible we have established our own feed mills. Our Missouri and Texas pods are located in areas with access to substantial corn and other feed grain production in excess of local demand. As a result, we can typically access feed grains on a cost-effective basis and manufacture and deliver feed to our facilities at a lower cost than we can buy it from commercial feed mills. In North Carolina, where we rely to some extent on commercial feed mills, we have established cost-effective toll milling arrangements with select mills. Due to excess milling capacity in North Carolina, we are generally able to purchase feed from these vendors on terms that help us remain a low cost producer. Our feed mills and toll milling arrangements allow us to optimize production of our customized diets to a greater degree than would typical arrangements with third-party feed mills, which operate on a cost plus basis and provide feeds for many types of customers and animals. We achieve this through “least cost” formulations based on available feed ingredients. For example, while corn is the primary ingredient in hog feed, a large number of other grains, proteins, fats and supplements may be added, and the content and mix of feed ingredients can be managed to improve nutrition, feed-to-gain ratios and meat quality. We have five company-owned feed mills in operation aggregating approximately 1.4 million tons of annual capacity.

Biosecurity

     We seek to reduce the risk of disease transmission through a number of methods, including geographic separation of, and restricted access to, production facilities, strict sanitation procedures, high health genetic stock and constant monitoring and response. All units are restricted access, “shower in/ shower out” facilities. If it is necessary for a manager or worker to enter a unit other than their designated unit, a mandatory 24 to 96-hour layover period is required. Feed purity and truck cleanliness are inspected and monitored. Operating procedures within the facilities are designed to stop the spread and lessen the viability of infection agents during all phases of the production process.

     The impact of disease is also controlled through the selection of healthy, disease-resistant sows and through breeding procedures that help pass along antibodies to the sow’s offspring. When disease is found, treatment is implemented to lessen its impact on the health-challenged hogs and to prevent its spread to other facilities.

Pork Processing

     We maintain pork processing facilities in Missouri and North Carolina. Ninety-nine percent of the hogs used in fiscal 2004 by our Missouri processing plant came from our Missouri and Texas hog production operations. During fiscal 2004, approximately 73% of hogs used by our North Carolina processing plant were supplied by our North Carolina hog production operations, with the remaining 27% supplied through contracts with independent producers. To ensure the safety and quality of our products, we use the USDA’s Hazard Analysis of Critical Control Points methodology to identify food safety hazards in our operations. This approach uses a team of technically trained individuals who are familiar with the processes to be evaluated. Each separate point in the process is identified and any hazards associated with them are assessed. Methods for monitoring the quality and safety of products as they move through these points are then developed and implemented.

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

     Process Verified is based on ISO-9000 requirements that are adapted for the livestock industry, and is administered by the USDA Agricultural Marketing Service, Livestock and Seed Division. We have designated six comprehensive process points throughout our process to represent our program. These quality management points are summarized as follows:

•	Every order is traceable to source farms

•	Every phase of production is managed using a food safety based control system

•	Production and processing systems are designed to continuously assess the effect of farm and plant processes on meat quality traits, including extensive genetic research

•	Personnel are trained to handle all livestock according to proper animal handling guidelines

•	We are committed to environmental stewardship with the goal to protect the quality of the environment by evaluating and improving the waste management systems

•	All antibiotic free products are derived from market animals that have never received antibiotics through feed, water, or via injection

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

Missouri

     Our Missouri pod has both production and processing operations. The Missouri production operation, based at Princeton, employs approximately 1,200 people. An 111,000-sow herd produces approximately 2.1 million market hogs per year. Eighty-two sow units, five nursery units and ninety-one finishing units are located on farms in five counties in Northwest Missouri. We also have grower relationships with ContiGroup. See “Certain Relationships and Related Transactions.”

     The Missouri processing facility is located at Milan and employs approximately 1,000 people with the capacity to process 7,100 hogs daily (on an eight hour shift) or about 1.9 million hogs per year. To ensure the safety and quality of our products, the processing facility incorporates several innovative systems, including a carbon dioxide anesthetizing system, which we believe was the first carbon dioxide system of its kind in use in the United States. This facility also has a large hog holding area that provides at least four hours of rest to hogs upon arrival. The result is a less stressful environment for the hogs, which results in better meat quality.

North Carolina

     Our North Carolina pod has both production and processing operations. The North Carolina production operation, based at Clinton, employs approximately 300 people. A 68,000-sow herd produces approximately 1.3 million market hogs per year. Contractual arrangements for purchasing weaned pigs produce an additional 500,000 market hogs per year. There are nine sow units, three nursery units and four finishing units located on farms we own in various counties throughout the state. Most of the production operations in North Carolina are conducted on farms that are not owned by us. Instead, we have contract grower agreements with local farmers who provide the land, space and labor needed. These grower arrangements are managed by our hog production field supervisors. The hogs themselves are owned by us, are raised according to our specifications using our genetics, feed and supplies, and are delivered to our North Carolina processing facility. Since these arrangements allow us to control the process, from a hog’s initial genetic makeup to the pork product ultimately produced and shipped, we consider them to be a part of our integrated operations notwithstanding the fact that we do not own the farms themselves.

     The North Carolina processing facility is located at Clinton and employs approximately 1,200 people processing up to 10,000 hogs daily, depending on seasonality and market conditions, or up to 2.6 million hogs per year. Now that construction and renovation are complete at this facility, we believe the plant is one of the most advanced facilities of its kind. To obtain the estimated 700,000 hogs annually used by the facility that are not supplied by our production operations, we have established supply arrangements with several external hog suppliers who have agreed to follow our Process Verified requirements.

Texas

     Our Texas pod has only production operations. These operations are headquartered at Dalhart, Texas and employ approximately 300 people. A 33,000-sow herd is designed to produce approximately 600,000 market hogs per year. Twenty-three sow units, six nursery units and eight finishing units are located on farms in Dallam and Hartley counties. Substantially all the hogs produced are sold under two long-term contracts with major processors.

     In fiscal 2003, we completed the addition of a new 10,000 sow and wean-to-finish operation at our Texas facilities. Our Texas production facilities are located on approximately 54,000 acres with adequate space and all environmental and land use permits required for further expansion.

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

     We constantly seek to improve the genetics of our production herds and to produce hogs that are the highest quality commercially available. Our female and male breeding stock are purchased from several of the world’s largest hog genetics firms, which employ extensive research efforts in molecular genetics, biosecurity, food safety and meat quality. We also have internal “multiplier” herds, which are continually improved through the purchase of enhanced genetics and provide an internal source of a majority of our sows at a substantially reduced cost, and with greater control.

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

     We also have been a leader in the implementation of new technologies at our processing facilities. For example, we believe that we were the first U.S. company to introduce the use of European-designed carbon dioxide anesthesia systems in pork processing to reduce livestock agitation and increase meat quality. Today, both of our processing facilities employ this technology. Specially designed trucks and holding areas also enhance the welfare and handling of our hogs. In addition, we use extreme chilling technologies to improve product quality traits like color, texture and moisture retention.

     We also have spent approximately $13 million on improved technology to control wastewater, and to reduce air and odor emissions from our Missouri farms. We are committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri by 2010. Included in this commitment is the plan to build a fertilizer plant in northern Missouri that will convert solid waste into useable commercial grade fertilizer.

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

Intellectual Property

     We hold several trademark and other intellectual property rights. For example, we have registered the names “Premium Farms,” “Natural Excellence,” “Premium Standard Farms,” “Premium Standard Certified,” “Fresh from the Farm Taste,” “Carolinian,” “Lundy’s,” “Tomahawk Farms,” “Signature Cuisine” and “Gold Banner” with the United States Patent and Trademark Office. We have also registered “Premium Standard Farms” in some of the foreign countries to which we sell our products. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. We have been issued a patent with the United States Patent and Trademark Office for an animal waste management system designed for some of our production facilities.

Employees

     We have approximately 4,100 employees, of which approximately 2,100 are in processing, approximately 1,800 are in production and approximately 200 are in administration. None of our employees are subject to collective bargaining arrangements, although there can be no assurance that employees will not enter into such agreements in the future. We generally consider our employee relations to be good.

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

     On September 29, 2000, we voluntarily entered into an agreement with the Attorney General of North Carolina. Under this agreement, we committed to implement “Environmentally Superior Technologies” for the management of swine waste at our company-owned farms after an independent panel has determined that such technologies are both effective and economically feasible to construct and operate. “Environmentally Superior Technologies” are generally identified as waste treatment technologies that meet certain performance standards with respect to release of materials into the environment. In addition, under the agreement, we paid $2.5 million to a fund for the development of such technologies, for environmental enhancement activities and for the defrayal of costs incurred by the state related thereto. We have met all of our commitments to date under this agreement and continue to work closely with the state’s designated representative at North Carolina State University in the development of “Environmentally Superior Technologies.” See also “Legal Proceedings.”

     The Country of Origin Labeling (COOL) requirements became law pursuant to the Farm Security and Rural Investment Act of 2002, but implementation of the labeling requirements has been delayed. Due to our vertical integration, we do not anticipate any material compliance problems. The EPA has also issued its Concentrated Animal Feeding Operation (CAFO) effluent guideline rules in December 2002. Our facilities and related operating procedures meet or exceed most of the rules, and we do not anticipate any material problems complying with these rules.

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

     In February 2002, the United States Senate initially passed a Farm Bill that included a provision (the “Johnson Amendment”) which would have prohibited meat packers, like us, from owning or controlling livestock intended for slaughter for more than fourteen days prior to slaughter. The United States House of Representatives passed a different version of the Farm Bill that did not contain any provision similar to the Johnson Amendment. A Conference Committee was convened for the Farm Bill, composed of members of both the House and the Senate. This Conference Committee rejected the Johnson Amendment and approved a uniform Farm Bill without that Amendment or any similar provision.

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

     Several states have enacted “corporate farming laws” that restrict the ability of corporations to engage in farming activities. Missouri is among these states, but Texas and North Carolina currently are not. Missouri’s corporate farming law in many cases bars corporations from owning agricultural land and engaging in farming activities. Our operations have been structured to comply with the Missouri corporate farming law and its existing exemptions. The Missouri laws, however, could be subject to challenge or amendment by Missouri governmental bodies in the future. Further, even with the exemptions, the corporate farming laws restrict our ability to expand beyond the counties in which we currently operate.

     At the time of ContiGroup’s acquisition of its interest in us in 1998, ContiGroup submitted the proposed ownership structure to the Office of the Attorney General of the State of Missouri for its review. At that time, the Office of the Attorney General indicated that it had no objection to our current structure under the corporate farming laws. There can be no assurance, however, that this position will be maintained in the future as our operations continue and develop.

Item 2. Properties

     (a) Hog Production.

     We have a combination of owned and leased hog production facilities which support approximately 212,000 sows and their respective offspring. As detailed below, there are three geographic areas where our pork production operations are located.

     The Missouri production operation has an 111,000-sow herd which produces approximately 2.1 million market hogs per year. The production facilities are located on approximately 45,000 acres and are supported by three owned feedmills with a combined annual capacity of 960,000 tons per year. Of these 45,000 acres, approximately 7,200 acres are owned by ContiGroup but the facilities located thereon are owned by us. See “Certain Relationships and Related Transactions.”

     The Texas production operation has a 33,000-sow herd which is designed to produce approximately 600,000 market hogs per year. The production facilities are located on approximately 54,000 acres and are supported by one owned feedmill with an annual capacity of 180,000 tons per year.

     The North Carolina production operation has a 68,000-sow herd which produces approximately 1.3 million market hogs per year. Most of the production operations in North Carolina are conducted on farms that are not owned by us. The hogs themselves, however, are owned by us. In addition, one nursing unit and one finishing unit involved in our North Carolina production operations are capital lease facilities. Our North Carolina production operations are supported by one owned feedmill with an annual capacity of 224,000 tons per year and through an arrangement with a large feedmill operator for the rest of our feed requirements.

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

Item 3. Legal Proceedings

     In prior years we settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against us under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and us with the citizens group and the E.P.A. In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in us (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, we assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires us and ContiGroup to meet certain performance standards, such as a 50% reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both us and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs which order was appealed by plaintiff’s counsel in March, 2004. We have settled with the plaintiffs and have paid their counsel on the balance of the fees prior to March 27, 2004.

     In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. As referenced above, we assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which we were obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. All such investments were subject to the approval of a panel of independent university experts (“Expert Panel”). In June 2002, the State of Missouri filed a lawsuit against us seeking penalties and injunctive relief for additional alleged violations of air and water regulations. We settled in February, 2004 with the State, and paid an additional fine of $333,000 prior to March 27, 2004. The settlement also extends the implementation schedule under the Missouri Consent Decree from 2004 until 2010. In addition, and in lieu of the $25 million investment commitment and deadline referenced above, we have committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri, subject to the approval of the Expert Panel. We estimate we may spend approximately $31 million on this technology by the 2010 deadline.

     Two nuisance suits were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and Michael Adwell, et al. vs. PSF, et al). Two additional nuisance lawsuits were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al). There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. We have filed appropriate motions to strike in the Torrey case and will soon file an answer in the Bounds case. We believe we have good defenses to these actions and intend to vigorously defend these suits.

     On May 18, 2004 the same lawyer who filed the Adwell, Bounds and Torrey lawsuits has filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in Northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties. On May 14, 2004 an action entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. was filed in Daviess County Circuit Court, Gallatin, Missouri, which contains several counts, but is primarily a nuisance action. We believe we have good defenses to these actions and intend to vigorously defend these suits.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     (a) Market Information. There is no established public trading market for the common stock of PSF Group Holdings.

     (b) Holders. As of April 30, 2004, there were approximately 150 record holders of the Class A Common Stock of PSF Group Holdings and one record holder of the Class B Common Stock of PSF Group Holdings.

     (c) Dividends. PSF Group Holdings has not declared or paid any dividends on its common stock since its issuance. Our current credit facility and the Indenture related to our 9 1/4% Notes effectively limit our ability to declare and pay dividends to shareholders. For more detailed information on our current credit facility, the 9 1/4% Notes and the related Indenture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” and Notes to our Consolidated Financial Statements.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding our equity compensation plans as of March 27, 2004:

	A	B	C
Number of Securities Remaining
	Number of Securities		Available for Future
	to be Issued Upon	Weighted Average	Issuance Under Equity
	Exercise of Outstanding	Exercise Price of Outstanding	Compensation Plans
Plan Category	Options, Warrants and Rights	Options, Warrants and Rights	(Excluding Those in Column A)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	7,714	$1,666.48	7,286

Total	7,714	$1,666.48	7,286

For a description of our 1999 Equity Incentive Plan, see “Executive Compensation” below.

Item 6. Selected Financial Data

     The following table sets forth selected historical consolidated financial information for PSF Group Holdings for the fiscal years ended March 25, 2000, March 31, 2001, and March 30, 2002, which was derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, which has ceased operations. The financial information presented for the fiscal years ended March 29, 2003 and March 27, 2004, was derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent public accountants.

     The financial information presented for the years ended March 31, 2001, March 30, 2002, March 29, 2003, and March 27, 2004, reflect our acquisition of The Lundy Packing Company on August 25, 2000 and our acquisition of Premium Standard Farms of North Carolina, Inc. on September 22, 2000, both of which were accounted for in accordance with the purchase method of accounting. This data should be read in conjunction with “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto.

	Fiscal years ended
	March 25,	March 31,	March 30,	March 29,	March 27,
	2000	2001	2002	2003	2004
	($ in 000’s)
STATEMENT OF OPERATIONS DATA:
Net Sales	$306,266	$540,576	$674,946	$608,414	$730,737
Operating income (loss)	14,514	61,333	64,770	(39,430)	17,186
Goodwill amortization	2,040	2,436	—	—	—
Net income (loss)	(5,287)	22,014	25,365	(38,600)	(4,591)
OTHER FINANCIAL DATA:
Capital expenditures	23,669	43,224	96,232	35,505	41,884
Pounds of pork sales (millions)	345.84	603.88	675.02	737.95	786.22
Total hogs processed (million)	1.92	3.02	3.66	4.07	4.28
BALANCE SHEET DATA (AT PERIOD END):
Working capital	$51,698	$119,764	$120,097	$139,523	$164,750
Total assets	584,498	773,440	807,639	779,062	760,014
Total long-term debt and capital leases (including current portion)	175,997	267,216	272,782	305,184	287,084

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report on Form 10-K.

Overview

     As a vertically integrated provider of pork products, we operate in both pork industry segments: hog production and pork processing. In fiscal 2001, we made two strategic acquisitions to strengthen our position in the food production industry. On August 25, 2000, we acquired The Lundy Packing Company (“Lundy”) and its affiliated companies, which owned a processing plant in North Carolina capable of processing 1.8 million hogs per year and owned approximately 41,000 sows. On September 22, 2000, we acquired, from ContiGroup, Premium Standard Farms of North Carolina (“PSFNC”), which owned approximately 24,000 sows. As a result of these acquisitions and further enhancements to our operations, we are the second largest owner of sows in North America, controlling over 255,000 sows, of which approximately 212,000 are owned, producing approximately 4.5 million hogs per year. We are also the sixth largest pork processor in the United States, with two plants capable of processing approximately 4.5 million hogs per year.

     In our fiscal year ending March 27, 2004, the USDA reported that the U.S. pork industry produced 20.2 billion pounds compared to 19.8 billion pounds for the same period the previous year. In spite of this increased supply, average lean hog prices were 24.5% higher for the period than in the comparable periods of the prior year. Also, the USDA pork cutout (the composite wholesale meat price of a market hog after processing) was 16.9% higher for the period as compared to the same period last year. Strong demand for pork products was the primary driver in these increased prices.

     Generally, our overall revenues follow market prices for wholesale pork and lean hog prices, while our costs are impacted by commodity grain prices, primarily corn and soybean meal. On March 26, 2004, the USDA issued a Hog and Pig report that indicated the likelihood of increased pork production in 2004. Despite this bearish report, continued strong demand has trended cash prices higher. Ongoing strength in hog prices is contingent on increased demand for pork products or a reduced supply of hogs in the future. In the April 21, 2004 cold storage report, the USDA reported that freezer stocks of pork were down 14% from the previous year, providing further evidence of strong demand for pork products in recent periods. On January 12, 2004, the USDA issued its Crop Production Annual Summary, downwardly revising the 2003/2004 crop carryout estimates for both corn and soybeans. This reduced supply estimate has resulted in an increase of the near-term prices of corn and soybean meal, the primary ingredients in our feed rations. Future prices on these ingredients will depend on adjusting demand for these products until the new crop harvest is available in the fall of 2004.

     We have been experiencing health issues in our Texas operations due to Porcine Reproductive and Respiratory Syndrome (PRRS), which is common in swine herds in the United States. PRRS has had a negative effect on reproduction in our Texas operations, which has decreased production volume and increased costs. We have had success in eliminating PRRS in some of our facilities through depopulation of the facility and repopulation with PRRS negative breeding stock, however, we implemented a depopulation/repopulation program in Texas in fiscal year 2004 without success. Our new plan is to operate a herd health program and production flow that stabilizes a PRRS positive herd and reduces the impact of PRRS in the system.

     On December 23, 2003, a case of BSE (bovine spongiform encephalopathy) was confirmed in a dairy cow in the State of Washington. It is uncertain what impact this may have on the U.S. pork industry.

     As an important part of our growth strategy, we evaluate on an ongoing basis potential industry-related acquisitions and joint ventures. Other than a joint venture in a small sow processing operation in early fiscal year 2004, we have not at the present time entered into any definitive agreements contemplating such acquisitions or joint ventures. Further, there can be no assurance as to whether or when any negotiations will ultimately culminate in definitive agreements or, if any definitive agreement is reached, whether any acquisition or joint venture will ultimately be consummated. To complete any acquisition or joint venture, we may use our revolving credit facility or other financing alternatives available at the time.

     Our fiscal year is the 52 or 53-week period, which ends on the last Saturday in March. Our financial statements include activity from the fiscal years ended March 27, 2004 (52 weeks), March 29, 2003 (52 weeks), and March 30, 2002 (52 weeks).

Net Sales

     Our net sales are generated from the sale of pork products to retailers, food service suppliers, further processors, export buyers, and to a lesser extent the sale of market hogs to other pork processors. In fiscal 2004, sales of pork products accounted for approximately 90% of our net sales, with the remaining 10% coming from sales of market hogs.

     Pork product sales are of primal cuts, such as hams, loins, bellies, butts, picnics and ribs, and to a lesser extent of other by-products. Primal products are also converted further into boneless items or, in our North Carolina operations, further processed into items such as smoked hams, cured hams, and sliced bacon. Our processing revenues are primarily driven by the operating rate of our facilities and the value that we extract from the hogs that we process. For our fiscal years ended March 27, 2004, March 29, 2003 and March 30, 2002, we processed 4.3 million, 4.1 million and 3.7 million hogs, respectively. Our Missouri processing plant is currently capable of processing 7,100 hogs per day and our North Carolina processing plant is currently capable of processing up to 10,000 hogs per day, depending on seasonality and market conditions. The value that we extract from hogs processed is primarily driven by pork prices, processing yields and to a lesser extent, by product mix, as premium products, boneless and further processed products generate higher prices and operating margins.

     Wholesale pork prices fluctuate seasonally and cyclically due to changes in supply and demand for pork. We believe that our vertical integration allows us to obtain higher prices for our products than our more commodity-driven competitors. See “Market Risk.”

     Historically, live hog prices have experienced cyclical and seasonal supply and demand fluctuations. Revenue from the sale of market hogs is driven by the number of hogs sold (in excess of what our processing facilities require), the average weight, and the current market price (including any quality premiums). Our excess market hogs are sold to third party processors.

Cost of Goods Sold

     Our cost of goods sold is driven primarily by several key factors. For our pork processing operations, the main costs (excluding market hogs) are labor, packaging, utilities, and facility expenses. Given the high fixed costs required to build, maintain and operate a processing plant, unit costs are impacted somewhat by processing volumes. For fiscal 2004, the costs associated with our North Carolina pork processing facility reflected the fact that approximately 27% of the hogs processed at that facility were purchased at market price from independent local farmers under supply contracts. For our hog production operations, the main costs are feed, labor, utilities, and facility expenses which include maintenance, depreciation and contract grower fees. The costs associated with feed generally represent 50% to 60% of the total cost to raise a market hog depending on the price of corn and soybean meal, which constantly fluctuates. Increases in the price of these commodities result in increases in our feed costs, while decreases reduce our feed costs. The relative impact of price changes in these commodities varies based on the percentage that each makes up in our feed composition. See “Market Risk.” We are proactive in recognizing opportunities to improve our cost structure and strive to be one of the lowest cost producers in the industry.

Selling, General and Administrative Expenses

     Sales and marketing expenses consist primarily of salaries for company-employed sales people as well as trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, accounting, information technology and legal expenses.

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

Results of Operations

     The following table presents selected historical financial information for our production and processing segments for the fiscal years ended March 27, 2004, March 29, 2003 and March 30, 2002. Net sales, gross profit and operating income by segment are also presented as a percentage of their respective totals. The columns under year-to-year change show the dollar and percentage change from the respective years ended. Intersegment sales are based on market prices.

	Fiscal Year Ended						Year to Year Change
	March 27,		March 29,		March 30,		2004 to		2003 to
	2004	%	2003	%	2002	%	2003	%	2002	%
				(in millions except percentages)
Net Sales
Production	$453.6	62.1%	$357.2	58.7%	$440.8	65.3%	$96.4	27.0%	$(83.6)	(19.0)%
Processing	663.5	90.8%	553.5	91.0%	597.3	88.5%	110.0	19.9%	(43.8)	(7.3)%
Intersegment	(386.4)	(52.9)%	(302.3)	(49.7)%	(363.1)	(53.8)%	(84.1)	(27.8)%	60.8	16.7%

Total Net Sales	$730.7	100.0%	$608.4	100.0%	$675.0	100.0%	$122.3	20.1%	$(66.6)	(9.9)%

Gross Profit
Production	$(4.2)	(12.4)%	$(63.3)	269.4%	$59.8	69.7%	$59.1	93.4%	$(123.1)	(205.9)%
Processing	38.2	112.4%	39.8	(169.4)%	26.0	30.3%	(1.6)	(4.0)%	13.8	53.1%

Total Gross Profit	$34.0	100.0%	$(23.5)	100.0%	$85.8	100.0%	$57.5	244.7%	$(109.3)	(127.4)%

Operating Income (Loss)
Production	$(4.2)	(24.4)%	$(63.1)	160.2%	$59.5	91.8%	$58.9	93.3%	$(122.6)	(206.1)%
Processing	34.7	201.7%	34.4	(87.3)%	23.0	35.5%	0.3	0.9%	11.4	49.6%
Corporate	(13.3)	(77.3)%	(10.7)	27.1%	(17.7)	(27.3)%	(2.6)	(24.3)%	7.0	39.5%

Total Operating Income (Loss)	$17.2	100.0%	$(39.4)	100.0%	$64.8	100.0%	$56.6	143.7%	$(104.2)	(160.8)%

Fiscal year Ended March 27, 2004 Compared to the Fiscal Year Ended March 29, 2003

Consolidated

Net Sales. Net sales increased by $122.3 million, or 20.1%, to $730.7 million in fiscal year 2004 from $608.4 million in fiscal year 2003. The increase was attributed to an increase of prices of $105.3 million, which includes a $3.9 million increase in gains recorded for lean hog futures contracts, combined with an increase in volume of $17.0 million. Overall, live hog and wholesale pork prices increased compared to the prior period despite an increase in pork produced compared to the prior year. Demand for pork products has been very high due to a decrease in production of competing proteins, the discovery of the first case of BSE in a cow in the United States, the Avian Influenza virus affecting the poultry industry, and by trends in diet among Americans in general. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $57.5 million to $34.0 million in fiscal year 2004 from a loss of $23.5 million in fiscal year 2003. As a percentage of net sales, gross profit increased to 4.7% from (3.9)%. This increase was due to the increase in sales prices mentioned above offset with a 7.3% increase in costs to produce our products. See Segment Analysis below for comments on changes in gross profit by business segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 2.4% in fiscal year 2004 from 3.0% in fiscal year 2003. In dollar terms, selling, general and administrative expenses decreased by $0.9 million, or 4.9%, to $17.4 million in fiscal year 2004 from $18.3 million in fiscal year 2003.

Operating Income (Loss). Operating income increased by $56.6 million to $17.2 million in fiscal year 2004 from an operating loss of $(39.4) million in fiscal year 2003. The increase was attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, increased by $1.0 million, or 4.0%, to $24.7 million in fiscal year 2004 from $23.7 million in fiscal year 2003. The increase was attributed to an increase in total interest-bearing debt outstanding and increased amortization of deferred financing costs which are charged to interest expense related to recent bank credit amendments, offset slightly by lower interest rates on our variable rate debt. See Liquidity and Capital Resources below for more information.

Income Tax Expense. Our effective tax rate was 38.9% in the fiscal years 2004 and 2003.

Segment Analysis

Hog Production. Net sales increased by $96.4 million, or 27.0%, to $453.6 million in fiscal year 2004 from $357.2 million in fiscal year 2003. The increase primarily resulted from a 22.9% increase in market hog sales prices, combined with a 2.4% increase in volume attributable primarily to the effects of increased contract production in North Carolina. As mentioned above, gains recorded for lean hog futures contracts had a $3.9 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

     Gross profit increased by $59.1 million to a loss of $4.2 million in fiscal year 2004 from a loss of $63.3 million in fiscal year 2003. The increase was primarily the result of a higher volume of hogs produced and higher market hog sales price mentioned above. Hog production costs per hundredweight were 6.1% higher during fiscal year 2004 compared to fiscal year 2003. The majority of the increase in hog production costs was due to higher feed input costs compared to the same period last year and, to a lesser extent, production deficiencies in Texas due to the impact of health issues.

     Operating income increased by $58.9 million to an operating loss of $4.2 million fiscal year 2004 from an operating loss of $63.1 million in fiscal year 2003. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $110.0 million, or 19.9%, to $663.5 million in fiscal year 2004 from $553.5 million in fiscal year 2003. The increase resulted from a 14.0% increase in pork product sales prices, combined with a 5.1% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

     Gross profit decreased by $1.6 million to $38.2 million in fiscal year 2004 from $39.8 million in fiscal year 2003. The decrease primarily resulted from lower margins on pork products resulting from 21.7% higher market hog costs from internal transfers and external purchases, offset with higher volume through the plants. Freight costs increased by $4.1 million, or 15.5%, as a result of higher volume shipped and higher charges incurred to transport the product. Processing costs on a per unit basis were comparable for fiscal years 2004 and 2003.

     Operating income increased by $0.3 million to $34.7 million in fiscal year 2004 from $34.4 million in fiscal year 2003. The increase was attributed to the factors mentioned above.

Fiscal year Ended March 29, 2003 Compared to the Fiscal Year Ended March 30, 2002

Consolidated

Net Sales. Net sales decreased by $66.6 million, or 9.9%, to $608.4 million in fiscal year 2003 from $675.0 million in fiscal year 2002. The decrease was attributed to a decrease of prices of $91.6 million, which includes a $9.7 million increase in gains recorded for lean hog futures contracts, which was offset by an increase in volume of $25.0 million. Wholesale pork prices were severely impacted by several factors, including, an increased supply of pork industry wide, compounded by an increased supply of all meat proteins. Much of the increase in meat proteins was attributed to the Russian ban on poultry imports from the United States, which was lifted in fiscal year 2003, but was subject to ongoing negotiations regarding import requirements. Although the ban has been lifted, the effects of it as well as the increase in pork production industry-wide for the year continued to have a negative impact on market hog and wholesale pork prices during fiscal year 2003. See Segment Analysis below for comments on changes in sales by business segment.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 3.0% in fiscal year 2003 from 3.2% in fiscal year 2002. In dollar terms, selling, general and administrative expenses decreased by $3.2 million, or 14.9%, to $18.3 million in fiscal year 2003 from $21.5 million in fiscal year 2002. The majority of the decrease was attributable to decreased bonus and long-term incentive plan accruals for fiscal year 2003.

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

Segment Analysis

Hog Production. Net sales decreased by $83.6 million, or 19.0%, to $357.2 million in fiscal year 2003 from $440.8 million in fiscal year 2002. The decrease primarily resulted from a 22.0% decrease in net market hog sales prices, partially offset by a 3.9% increase in volume attributable to the effects of our Texas sow herd expansion and additional contract production. As mentioned above, gains recorded for lean hog futures contracts had a $9.7 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

     Operating income decreased by $122.6 million, or 206.1%, to an operating loss of $63.1 million fiscal year 2003 from an operating income of $59.5 million in fiscal year 2002. The decrease was attributed to the factors mentioned above.

Pork Processing. Net sales decreased $43.8 million, or 7.3%, to $553.5 million in fiscal year 2003 from $597.3 million in fiscal year 2002. The decrease resulted from a 16.2% decrease in pork product sales prices, partially offset by an 11.1% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to the expansion at the North Carolina plant completed in late fiscal year 2002, which increased capacity from 6,500 hogs per day to 10,000 hogs per day.

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

     Net cash flow provided by and (used in) operating activities was $41.7 million, ($17.4) million and $80.5 million in fiscal years 2004, 2003 and 2002, respectively. The increase in fiscal year 2004 was attributed to a decrease in net loss over fiscal year 2003, the change in deferred taxes and a decrease in working capital requirements partially offset by an increase in non-cash gains on the sales of fixed assets.

     Net cash flow used in investing activities was $23.5 million, $25.9 million and $81.3 million in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, net cash used in investing activities was spent as follows:

•	Approximately $10 million was spent for continuing improvements of our pork processing facilities;

•	Approximately $5 million was spent for continuing improvements of our hog production facilities, and investments to develop and implement new technologies for improved waste handling; and

•	The remainder was spent for purchases of breedstock.

     In fiscal year 2004, 2003 and 2002, we received proceeds from disposal of property, plant, equipment and breeding stock of $18.4 million, $11.7 million and $14.9 million, respectively. During fiscal years 2004, 2003 and 2002, disposal of property, plant, equipment and breeding stock consisted primarily of culled breeding stock.

     Net cash flow (used in) and provided by financing activities was ($18.2) million, $36.1 million and ($0.6) million in fiscal years 2004, 2003 and 2002, respectively. During fiscal year 2004, excess cash generated was used to pay down outstanding debt. During fiscal year 2003, we borrowed money to fund working capital needs and capital expenditures. In the first quarter of fiscal year 2002, Premium Standard Farms issued $175 million of 9-1/4% senior unsecured notes due 2011 (“9-1/4% Notes”), which were used to retire $137.9 million of 11% senior secured payment-in-kind notes (“PIK Notes”) on July 7, 2001. An associated 1% prepayment penalty on these PIK Notes was also paid on July 7, 2001. With the remaining proceeds, we also prepaid $25 million of bank term debt, made a $6.3 million quarterly payment on bank term debt and paid down $4.0 million on our revolving credit facility. The 9-1/4% Notes contain customary covenants and are redeemable by Premium Standard Farms under certain circumstances.

     Borrowings for working capital needs were provided under a credit agreement that provided for up to $150 million of revolving credit (with actual credit limit determined monthly by reference to a borrowing base formula), including up to $15 million of letters of credit, and a term loan facility with $43.8 million outstanding at March 27, 2004.

     On April 9, 2004, we entered into an amended and restated loan and security agreement (Credit Agreement) with our bank group. The Credit Agreement is a $175 million revolving line of credit. The balance of the previous line of credit as well as the outstanding term debt at the date of closing, became the opening balance outstanding under the Credit Agreement. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and payment of dividends. In addition to fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us. These rates are based on the agent bank’s prime rate (the Federal Funds Rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% and 2.875%, respectively, determined by our leverage ratio. All borrowings under the revolving credit facility mature on April 9, 2009. The entire amount of debt under the Credit Agreement has been classified as long-term on the consolidated balance sheets as of March 27, 2004.

     Total indebtedness at March 27, 2004 was $287.1 million, as compared to $305.2 million at March 29, 2003. At March 27, 2004, we had $65.0 million outstanding under our revolving credit facility, $11.2 million in letters of credit and $73.8 million available for borrowing under our revolving credit facility.

     In fiscal 2005, we expect to spend approximately $28 million on net capital expenditures, as follows:

•	Approximately $6 million in upgrades and improvements in our processing operations;

•	Approximately $14 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $8 million in net breedstock purchases.

     We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 9-1/4% Notes, or to fund our other liquidity needs. If we consummate any material acquisitions or expand our operations, we may need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

     The following table represents a summary of our contractual cash obligations as of March 27, 2004.

	Payments due by period
Contractual Cash Obligations	Total	Current	1-3 years	4-5 years	Thereafter
			(in thousands)
Long Term Debt	$283,750	$—	$—	$—	$283,750
Capital Lease Obligations	3,334	833	1,957	536	8
Operating Leases	23,746	6,083	9,117	4,995	3,551
Unconditional Purchase Obligations (1)	7,597	7,597	—	—	—

Total Contractual Cash Obligations	$318,427	$14,513	$11,074	$5,531	$287,309

     (1) Includes only forward grain purchase contracts

Amounts not included in above table

     Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 11 percent of our hog production segment’s cost of goods sold for fiscal year 2004. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

     At our North Carolina pork processing facility, we have contracts with producers to provide us with market hogs for the amount we don’t produce at our hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years we are contracted to purchase approximately 1,730,000 market hogs under these contracts.

     Under the 2004 Missouri Consent Decree with the Attorney General and the amended 2002 Federal Consent Decree with the United States EPA we estimate we may spend approximately $31 million on additional investments in environmental research, development, and implementation, based on known technology, on or before July 31, 2010. We are committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri by 2010. Included in this commitment is the plan to build a fertilizer plant in northern Missouri that will convert solid waste into useable commercial grade fertilizer.

Critical Accounting Policies

     In preparing the consolidated financial statements in accordance with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results may differ from those estimates due to the complexity and subjectivity of those estimates. Management has identified the accounting policies it believes to be the most important as inventory valuation of livestock, estimated liabilities, accounting for derivative instruments, estimated useful lives of property, plant, equipment and breeding stock, and impairment of long-lived assets.

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

     Estimated liabilities, such as self-insured workers’ compensation and health insurance, bonuses, and legal obligations are based on information received from third parties and management estimates. These obligations are provided for when the loss is probable and the amount is reasonably estimable. Actual costs may vary from estimates we made. Management believes the estimates are reasonable based on current information.

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

     Property, plant, equipment and breeding stock are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management’s expectations. We periodically review the assets for changes in circumstances which may impact their useful lives.

     Impairment of long-lived assets is periodically reviewed using historical cash flows as well as current estimates of future cash flows and/or appraisals. This assessment process requires the use of estimates and assumptions which are subject to a significant degree of judgment. In addition, we periodically assess the recoverability of goodwill and other intangible assets, which requires us to make assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

For the fiscal years ended March 27, 2004, and March 29, 2003 we recognized income under SFAS 133 of $5.3 million and $1.4 million, respectively, in net sales for gains related to lean hog futures and gains of $6.1 million and losses of $0.9 million, respectively, in costs of goods sold relating to the hedging of feed components. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of March 27, 2004, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $4.2 million.

     We are exposed to changes in interest rates. Our revolving credit facility has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $0.9 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert a portion of the variable base interest rate of our bank debt to a fixed rate of 3.0125% plus the agent bank’s applicable margin (currently 2.875% at March 27, 2004). The swap is accounted for as a cash flow hedge under SFAS 133. During fiscal 2004, we recognized a $0.3 million gain, net of tax, into Accumulated Other Comprehensive Loss for the change in the market value of the swap.

     The 9-¼% Notes had a fair value of approximately $176.8 million as of March 27, 2004 based on inter-dealer prices, as compared to the book value of $175.0 million as of March 27, 2004.

Forward-Looking Statements

     This report on Form 10-K contains “forward-looking statements” within the meaning of Section 17A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “will” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	economic conditions generally and in our principal markets;

•	competitive practices in the pork production and processing industries;

•	the impact of consolidation in the pork production and processing industries;

•	the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, food safety, trade embargoes and tariffs;

•	domestic and international transportation disruptions;

•	food safety;

•	the availability of additional capital to fund future commitments and expansion and the cost and terms of financing;

•	outbreaks of disease in our herds;

•	feed ingredient costs;

•	fluctuations in live hog prices and the price of pork products;

•	customer demands and preferences; and

•	the occurrence of natural disasters and other occurrences beyond our control.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to the section entitled “Market Risk” in Item 7 to this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements are filed under this Item, beginning on page F-1 of this Report. Our financial statement schedule is filed under “Exhibits, Financial Statements Schedules and Reports on Form 8-K.”

     Selected quarterly financial data required under this Item is included in Note 12 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 31, 2002, our Board of Directors appointed Deloitte & Touche LLP as our independent public accountants. For additional information, refer to our current report on Form 8-K, filed on June 3, 2002.

Item 9A. Controls & Procedures

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

PART III

Item 10. Directors and Executive Officers of Registrant

     The following table sets forth certain information concerning the directors and executive officers of PSF Group Holdings and Premium Standard Farms:

Name	Age	Position(s)
John M. Meyer	42	Chief Executive Officer and Director of PSF Group Holdings and Premium Standard Farms
Robert W. Manly	51	President of PSF Group Holdings and Premium Standard Farms
Stephen A. Lightstone	58	Executive Vice President, Chief Financial Officer and Treasurer of PSF Group Holdings and Premium Standard Farms
Gerard J. Schulte	54	General Counsel and Secretary of PSF Group Holdings and Premium Standard Farms
Dennis D. Rippe	50	Vice President, Controller and Assistant Secretary of PSF Group Holdings and Premium Standard Farms,
Michael J. Zimmerman	53	Chairman of the Board and Director of and PSF Group Holdings and Premium Standard Farms
Ronald E. Justice	59	Director of PSF Group Holdings and Premium Standard Farms
Dean Mefford	63	Director of PSF Group Holdings and Premium Standard Farms
Maurice L. McGill	67	Director of PSF Group Holdings and Premium Standard Farms
Michael A. Petrick	42	Director of PSF Group Holdings and Premium Standard Farms
Paul J. Fribourg	50	Director of PSF Group Holdings and Premium Standard Farms
Vart K. Adjemian	61	Director of PSF Group Holdings and Premium Standard Farms

     John M. Meyer has been a Director and the Chief Executive Officer of PSF Group Holdings and Premium Standard Farms since May 1998. Prior to May 1998, he spent 15 years with ContiGroup Companies, most recently as Vice President and General Manager of ContiGroup’s pork division. While with ContiGroup, Mr. Meyer served in the sales, credit and financial services functions.

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

     Michael J. Zimmerman has been Chairman of the Board of Directors of PSF Group Holdings and Premium Standard Farms since May 1998. Mr. Zimmerman has been Executive Vice President and Chief Financial Officer of ContiGroup Companies since 1999. From 1996 to 1999, he served as Senior Vice President — Investments and Strategy of ContiGroup Companies and President of its ContiInvestments subsidiary. Prior to joining ContiGroup in 1996, he was a Managing Director of Salomon Brothers.

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

     The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to compensation of executive officers, other compensation matters and awards under the Equity Incentive Plan. Currently, Messrs. Zimmerman, Fribourg and Mefford serve on the Compensation Committee. Mr. Zimmerman is chairman of the committee.

     The Audit Committee is responsible for reviewing our financial statements, audit reports, internal financial controls and the services performed by Premium Standard Farms’ independent public accountants, and for making recommendations with respect to those matters to the Board of Directors. Currently, Messrs. McGill, Adjemian and Justice serve on the Audit Committee. The board has determined that Mr. McGill, the current chairman of the committee, qualifies as an “audit committee financial expert” within the meaning of the regulations of the SEC.

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

Code of Ethics

     PSF Group Holdings and Premium Standard Farms each have adopted a code of professional ethics for it Chief Executive Officer, Chief Financial Officer, Controller, Director of Corporate Accounting and Finance, and other employees of the finance organization. A copy of this code of professional ethics is attached as Exhibit 14.1 to this Report on Form 10-K.

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

     Directors of PSF Group Holdings receive no separate compensation for service on the Board of Directors.

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

Summary Compensation Table

		Annual		Long-Term Compensation
		Compensation		Number of Securities	Long-Term
	Fiscal			Underlying	Incentive	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options(1)	Payouts($)	Compensation($)(2)
John M. Meyer	2004	$315,000	$—	—	$—	$8,000
Chief Executive Officer	2003	315,082	—	—	—	9,562
	2002	308,846	314,000	—	—	6,903
Robert W. Manly	2004	300,000	—	—	—	8,690
President	2003	300,336	—	—	—	9,400
	2002	293,846	265,170	—	—	6,954
Stephen A. Lightstone	2004	260,000	—	—	—	9,084
Executive Vice President,	2004	260,639	—	—	—	8,969
Chief Financial Officer and	2002	256,923	212,139	—	—	7,154
Treasurer
Jere Null (3)	2004	210,000	35,000	—	—	9,578
Vice President, Processing	2003	209,136	—	—	—	4,692
Operations	2002	204,231	74,995	—	—	106,540
David H. James (4)	2004	200,000	—	—	—	8,000
Vice President,	2003	199,019	—	—	—	8,323
Production Operations	2002	195,000	81,423	—	—	6,974

(1)	Options to acquire shares of Class B Common Stock of PSF Group Holdings.

(2)	Consists of employer contributions to the 401(k) plan and premiums for group-term life and accidental death and dismemberment insurance. In the case of Mr. Null only, the amounts listed also include $100,000 in fiscal year 2002 related to a non-recurring payment which was payable in recognition of benefits forfeited from a former employer.

(3)	Mr. Null resigned from the Company in April, 2004.

(4)	Mr. James resigned from the Company in April, 2004.

     No options or stock appreciation rights were granted to, or exercised by, the named executive officers during fiscal year 2004. The following table sets forth information regarding exercisable and unexercisable options held as of March 27, 2004, by each of the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

	Number of Securities
	Underlying Unexercised
	Options at March 27, 2004(1)
Name	Exercisable	Unexercisable
John M. Meyer	2,142.86	—
Robert W. Manly	1,714.29	—
Stephen A. Lightstone	1,571.43	—
Jere Null	571.43	—
David H. James	571.43	—

(1)	All options are options to acquire shares of Class B Common Stock of PSF Group Holdings.

     PSF Group Holdings adopted its 1999 Equity Incentive Plan in April 2000. The plan was established to attract, motivate and retain employees of that company and its affiliates, including Premium Standard Farms, and to further the growth and financial success of that company and its affiliates by aligning the interests of participants with the interests of the company’s stockholders.

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

Long-Term Incentive Plan

     For the three year period commencing April 1, 2003, we have established a long-term incentive plan. The plan is a rolling three year plan based on three years of performance. Those generally eligible for the plan are senior managers with responsibility for leadership and accountability for long-term growth and earnings as determined by the Compensation Committee. The plan establishes both a formula-based incentive pool and a discretionary awards pool. Incentive pool awards, constituting two-thirds of the plan awards, were determined at the plan’s inception, and discretionary pool awards, constituting one-third of the plan awards, will be determined at the end of the performance period. At the beginning of each three-year period, each participant is assigned a percentage of such participant’s base salary payable during the applicable three year period. Each participant’s awards under the plan are calculated based upon this assigned percentage of the participant’s three years’ base salary. Awards will be payable in cash. Participants will have the option to defer awards into the Deferred Compensation Plan discussed below. The plan will be administered by the Compensation Committee.

     The following table sets forth information regarding long term incentive plan awards made during the last fiscal year to each of the named executive officers:

Long-Term Incentive Plans — Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock
		Performance or Other	Price-Based Plans
	Number of Shares,	Period Until
	Units or	Maturation or	Threshold	Target	Maximum
Name	Other Rights (#)(1)	Payout(2)	($ or #)(3)	($ or #)(3)	($ or #)(4)
John M. Meyer	75% of salary	March 31, 2006	$177,200	$708,750	N/A
Robert W. Manly	70% of salary	March 31, 2006	157,500	630,000	N/A
Stephen A. Lightstone	60% of salary	March 31, 2006	117,000	468,000	N/A
Jere Null	55% of salary	March 31, 2006	86,625	346,500	N/A
David H. James	55% of salary	March 31, 2006	82,500	330,000	N/A

(1)	The amount of the pool is determined by our Return On Net Assets (“RONA”). At the minimum threshold RONA, the pool for those eligible is $1,300,000. At the target RONA, the pool for those eligible is $5,200,000. Two-thirds of the pool is nondiscretionary and up to one-third of the pool is discretionary. The table reflects awards assuming the executive receives the maximum discretionary payment.

(2)	The formula based incentive pool, which is nondiscretionary, vests one-third on March 31, 2004, one-third on March 31, 2005 and one-third on March 31, 2006. There is no vesting schedule associated with the discretionary portion of the incentive pool and payments to participants from this pool are conditioned under the continued employment of the participant with the company other than termination due to death, disability, normal retirement or transfer to certain affiliates of the company.

(3)	Calculation based on fiscal year 2004 salary levels.

(4)	There is no maximum amount.

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

401(k) Plan

     We have established a 401(k) plan covering substantially all employees meeting certain minimum service requirements. The plan allows all qualifying employees to contribute up to 60% of employee compensation limited to the tax deferred contribution allowable by the Internal Revenue Code. We match 100% of the employee’s contribution up to 3% of employee compensation and 50% of the employee’s next 2% of employee compensation, for a maximum company match of 4% of employee compensation. Effective January 1, 2000, the 401(k) plan was amended from a three-year cliff-vesting period to a 100% immediate vesting.

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

     Severance pay under the Plan is generally payable in a lump sum following the date of termination. Supplemental severance pay and continuation of health benefits, however, are conditioned upon the employee’s execution of a general waiver and release agreement, and supplemental severance pay will be paid only after execution of that agreement.

Special Executive Retirement Plan

     We have adopted a nonqualified, unfunded special executive retirement plan, which was amended in March 2004. The following table shows the approximate annual retirement benefits that participating executive officers are expected to receive under the plan based on their pay and years of credited service. The March 2004 amendment to the plan reduced the annual participation percentage for all executive officers to 1.5%, from 4.0% for Messrs. Meyer, Manly and Lightstone and 2.0% for all other executive officers. The amendment provided that an executive officer’s accumulated participation percentage will not be reduced as a result of the amendment, but also will not increase annually until after such time as the executive officer’s accumulated participation percentage determined utilizing the 1.5% level and the executive officer’s number of years of credited service equals the accumulated participation percentage immediately prior to the effectiveness of the amendment.

Special Executive Retirement Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$125,000	$28,125	$37,500	$46,875	$56,250	$65,625
150,000	33,750	45,000	56,250	67,500	78,750
175,000	39,375	52,500	65,625	78,750	91,875
200,000	45,000	60,000	75,000	90,000	105,000
225,000	50,625	67,500	84,375	101,250	118,125
250,000	56,250	75,000	93,750	112,500	131,250
300,000	67,500	90,000	112,500	135,000	157,500
400,000	90,000	120,000	150,000	180,000	210,000

     The benefits in the above table are annual amounts payable in monthly installments as single life annuities starting at age 62, the plan’s normal retirement age. Benefits are payable as an annuity or a lump sum. Benefits are based on the executive’s final three calendar years’ base salary, including amounts deferred to the 401(k) plan or cafeteria plan. An executive must complete five years of service after January 1, 2000, to be entitled to a benefit. Benefits shown above are offset by one-half of the Social Security benefits paid or payable at age 62 attributable to years of service with us and by any retirement benefits paid or payable under any ContiGroup qualified defined benefit pension plan.

     Credited service for benefit determination purposes as of March 27, 2004, is shown below for each of the executive officers named in the summary compensation table above:

		Accumulated
	Years of	Participation Percentage
Name	Service	Prior to Amendment
John M. Meyer	5	20%
Robert W. Manly	7	28%
Stephen A. Lightstone	5	20%
David H. James (1)	5	—
Jere Null (1)	3	—

(1)	Messrs. James and Null each resigned prior to satisfying the requirement to complete five years of service after January 1, 2000, and therefore are not entitled to receive benefits under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding capital stock of Premium Standard Farms is owned by PSF Group Holdings.

     The following table sets forth certain information regarding ownership of the common stock of PSF Group Holdings as of April 30, 2004 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of stock, (ii) each of our directors, (iii) each of the executive officers set forth in the Summary Compensation table above and (iv) all of our directors and named executive officers as a group.

		Shares Beneficially Owned(3)
				Percent	Percent
Title of Class(1)	Name and Address of Beneficial Owner(2)	Number		of Class	of Total
Class B Common	ContiGroup Companies, Inc.	113,300.64		100.0	53.1
	277 Park Avenue
	New York, NY 10172
Class A Common	Putnam Investments	37,741.5389	(4)	37.7	17.7
	One Post Office Square
	Boston, MA 02109
Class A Common	Morgan Stanley Dean Witter & Co.	40,341.2161	(5)	34.8	17.6
	1221 Avenue of the Americas
	New York, NY 10020
Class A Common	Oaktree Capital Management, LLC	16,491.49	(6)	16.4	7.7
	550 South Hope Street, 22nd Floor
	Los Angeles, CA 90071
Class A Common	Prudential Funds	10,016.66	(7)	10.0	4.7
	c/o State Street Bank & Trust
	1 Heritage Drive
	Quincy, MA 02171
Class A Common	Continental Assurance Company
	Investment Fund	7,422.47		7.4	3.5
	CNA Plaza, 235
	Chicago, IL 60685
Class B Common	John M. Meyer	2,142.86	(8)	2.1	*
Class B Common	Robert W. Manly	1,714.29	(8)	1.7	*
Class B Common	Stephen A. Lightstone	1,571.43	(8)	1.5	*
Class B Common	David H. James	571.43	(8)	*	*
Class B Common	Jere Null	571.43	(8)	*	*
	Michael J. Zimmerman	0		*	*
	Ronald E. Justice	0		*	*
	Dean Mefford	0		*	*
	Maurice L. McGill	0		*	*
	Michael A. Petrick	0		*	*
	Paul J. Fribourg	0	(9)	*	*
	Vart K. Adjemian	0		*	*
	All directors and executive officers as
	a group (15 persons)	6,571.44	(9)	6.0	2.9

*	Signifies less than 1%.

(1)	PSF Group Holdings is authorized by its certificate of incorporation to issue 250,000 shares of Class A Common Stock, 300,000 shares of Class B Common Stock and 10,000 shares of preferred stock. Each class of stock has a par value of $0.01 per share. As of the date of this report on Form 10-K, PSF Group Holdings has issued 100,000 shares of Class A Common Stock, 113,300.64 shares of Class B Common Stock and no shares of preferred stock. Holders of Class A Common Stock and Class B Common Stock participate equally in all distributions. With the exception of electing Directors, holders of Class A Common Stock and Class B

Common Stock vote together as a single class on all matters presented for a stockholder vote. The holders of Class A Common Stock vote as a separate class to elect four of the nine members of the Board of Directors of PSF Group Holdings. The holders of Class B Common Stock vote as a separate class to elect five of the nine members of the Board of Directors. PSF Group Holdings cannot take a number of actions without the approval of a “supermajority” of the Board. A “supermajority” is defined as a majority that includes at least one Director elected by holders of Class A Common Stock and one Director elected by holders of Class B Common Stock.

(2)	Unless otherwise indicated, the business address of the persons named in the above table is care of Premium Standard Farms, Inc., 805 Pennsylvania Avenue, Suite 200, Kansas City, Missouri 64105.

(3)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares listed in the table, subject to applicable community property laws. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our shareholders may differ.

(4)	Consists of Class A Common Stock beneficially owned by the following Putnam funds and trusts: (a) by Cargolamp & Co., Nominee for the Asset Allocation Funds — Balanced Portfolio (128.85), Asset Allocation Funds — Growth Portfolio (33.05), Asset Allocation Funds — Conservative Portfolio (41.86); (b) by Chafingeight & Co., Nominee for the Diversified Income Portfolio/Smith Barney/ Travelers Series Fund (22.03); (c) by High Yield Managed Trust (305.29), (d) by Gerlach & Co., as Nominee for Capital Management Trust — PCM Diversified Income Fund (528.10), Equity Income Fund (11.01), Premier Income Trust (2,502.48), Convertible Opportunities and Income Trust (220.25), High Income Convertible and Bond Fund (334.30), Master Intermediate Income Trust (715.33), The George Fund of Boston (220.25), Managed High Yield Trust (575.79), Master Income Trust (1,003.86), Capital Management Trust — PCM High Yield Fund (1,578.53), High Yield Trust (11,857.08), Balanced Retirement Fund (110.13), and High Yield Managed Trust (49.00), (e) by Bost & Co., Nominee for the High Yield Fixed Income Trust (77.6489) and Ameritech Pension Trust (1.38); and (f) by Neon Capital Limited, Nominee for the High Yield Advantage Fund (7,071.86), Global Governmental Income Trust (113.27), Diversified Income Trust (9,799.68), and Income Fund (440.51).

(5)	Consists of 24,260.6961 shares of Class A Common Stock and 16,080.52 shares of Class A Common Stock issuable upon exercise of presently exercisable warrants. The shares of Class A Common Stock are held by: Morgan Stanley Dean Witter & Co. (21,126.64), Morgan Stanley & Co., Inc. (778.73), the Morgan Stanley Leveraged Equity Fund II, L.P. (1,056.8054), Morgan Stanley Capital Investors, L.P. (44.4981), Morgan Stanley Capital Partners III, L.P. (1,113.1667), MSCP III 892 Investors, L.P. (140.8559). The warrants are held by Morgan Stanley Leveraged Equity Funds and Morgan Stanley Capital III Partners.

(6)	Consists of shares of Class A Common Stock held by OCM Opportunities Fund, L.P. (11,210.87), Hare & Co. (4,697.52), Columbia/HCA Master Retirement Trust (467.10) and Jefco (116.00).

(7)	Consists of shares of Class A Common Stock held by Gimlet & Co. (9,517.17), Deerway & Co. (279.24) and IFTCO (220.25).

(8)	Consists of shares of Class B Common Stock issuable upon exercise of presently exercisable options.

(9)	Excludes shares owned by ContiGroup Companies, Inc.

     For information concerning securities authorized for issuance under our equity compensation plans, see “Market for Registrant’s Common Equity and Related Stockholder Matters” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions

     In connection with our acquisition of The Lundy Packing Company, we lease farm land and hog production buildings from Goshen Ridge Farms, LLC, a company owned by Annabelle Lundy Fetterman, who was one of our directors until she resigned in September 2003, and members of her family, under a capital lease agreement. The capital lease obligation as of March 27, 2004 was $1.7 million.

     We have entered into a contract grower agreement with ContiGroup related to approximately 7,200 acres of farms used in our Missouri operations. Under that agreement, ContiGroup owns the real property at the farms. ContiGroup serves as an independent contractor in breeding and growing our hogs to market weight. In exchange, we pay to ContiGroup a fee for labor and services incurred by ContiGroup in performing its obligations under the agreement. During the fiscal year ended March 27, 2004, the amount paid for obligations under this agreement was approximately $4.4 million. The agreement will generally continue in effect so long as ContiGroup continues to own an equity interest in our company. Upon termination of the agreement, we have an option to acquire the real property at the farms from ContiGroup, which can be assigned to third parties.

     We receive the services of Mr. Schulte and other personnel through an agreement with ContiGroup. Mr. Schulte, as well as other personnel, are employees of ContiGroup but provide services to us as well as other affiliates of ContiGroup. Other services from ContiGroup include the assistance of purchasing and risk management staff, environmental consulting, treasury and strategic planning. We pay ContiGroup a monthly fee for these services. We negotiate the fee annually. In addition, we reimburse ContiGroup for a portion of Mr. Schulte’s annual bonus and long-term incentive payment. For the fiscal year ended March 27, 2004, the amount paid for all services was $1.0 million. We also provide Mr. Schulte with the use of a rental car, and since July 2000, we provide him with an annual allowance of approximately $15,000 for travel and housing.

Item 14. Principal Accounting Firm Fees

     Aggregate fees billed to the Company for the fiscal years ended March 27, 2004, and March 29, 2003 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) were as follows:

	Fiscal year ended
	March 27,	March 29,
	2004	2003
Audit Fees	$275,000	$235,000
Audit-Related Fees (a)	10,750	10,250
Total audit and audit-related fees	285,750	245,250
Tax Fees	105,285	1,906
All Other Fees	—	—

Total Fees (b)	$391,035	$247,156

(a)	Includes fees for annual audit of the Company’s 401(k) plan

(b)	Audit committee approved all fees and engagements associated with the principal accounting firm

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)	Financial Statements and Schedules

(1)	The following financial statements are filed as a part of this Report on Form 10-K:

Reports of Independent Public Accountants

Consolidated Balance Sheets as of March 27, 2004 and March 29, 2003

Consolidated Statements of Operations and Comprehensive (Loss) Income for the three years ended March 27, 2004, March 29, 2003 and March 30, 2002

Consolidated Statements of Shareholders’ Equity for the three years ended March 27, 2004, March 29, 2003 and March 30, 2002

Consolidated Statements of Cash Flows for the three years ended March 27, 2004, March 29, 2003 and March 30, 2002

Notes to the Consolidated Financial Statements

(2)	The following financial statement schedule is filed as a part of this Report on Form 10-K:

Schedule II
Valuation and Qualifying Accounts
(Dollars in thousands)

		Balance at				Balance at end of
Description		beginning of year	Charged to earnings	Other	Less: Deduction	year
Allowance for Losses on Accounts Receivable:
	2004	$540.3	$146.2	$—	$10.9	$675.6
	2003	680.5	137.2	—	277.4	540.3
	2002	663.6	129.3	—	112.4	680.5

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC on February 13, 2004, to report, under Item 7, our third quarter earnings. The earnings release, including the registrant’s Unaudited Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended December 27, 2003 and December 28, 2002, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

(c)	Exhibits

The following exhibits are filed as a part of this Report on Form 10-K or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit
2.1	Articles of Merger of PSF Acquisition Corp. into The Lundy Packing Company, filed August 25, 2000. (1)

2.2	Stock Purchase Agreement, dated September 22, 2000, by and among Premium Standard Farms, Inc., PSF Group Holdings, Inc. and ContiGroup Companies, Inc. (1)

3.1(a)	Certificate of Incorporation of PSF Group Holdings, Inc., filed May 8, 1998. (1)

3.1(b)	Certificate of Amendment of Certificate of Incorporation of PSF Group Holdings, Inc., filed September 16, 1994. (1)

3.2	Amended and Restated By-laws of PSF Group Holdings, Inc. (1)

4.1(a)	Indenture, dated as of June 4, 2001, among Premium Standard Farms, Inc., PSF Group Holdings, Inc., The Lundy Packing Company, Lundy International, Inc., Premium Standard Farms of North Carolina, Inc., and Wilmington Trust Company. (1)

4.1(b)	Specimen certificate of 9 -1/4% Senior Notes due 2011. (1)

4.1(c)	First Supplemental Indenture dated as of March 31, 2002. (2)

4.2	Registration Rights Agreement, dated June 4, 2001, among PSF Group Holdings, Inc., Premium Standard Farms, Inc., The Lundy Packing Company, Lundy International, Inc., Premium Standard Farms of North Carolina, Inc., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (1)

4.3	Amended and Restated Loan and Security Agreement, dated April 9, 2004, by and between Premium Standard Farms, Inc. and U.S. Bank National Association, as an Agent for Itself and Certain Other Lenders.

10.1*	PSF Group Holdings, Inc. 1999 Equity Incentive Plan, dated December 1, 1999. (1)

10.2*	Premium Standard Farms, Inc. Long-Term Incentive Plan, effective April 1, 2003.

10.3*	Premium Standard Farms, Inc. Executive Level Severance Plan, dated December 1, 1999. (1)

10.4*	Premium Standard Farms, Inc. Vice President Level Severance Plan, dated December 1, 1999. (1)

10.5*	Premium Standard Farms, Inc. Special Executive Retirement Plan, dated January 1, 2000. (1)

10.6(a)*	Premium Standard Farms, Inc. Deferred Compensation Plan, dated December 29, 2000. (1)

10.6(b)*	Amendment No. 1 to the Deferred Compensation Plan, dated June 8, 2001. (1)

Exhibit
Number	Description of Exhibit
10.7*	Services Agreement, dated October, 1998, by and between Premium Standard Farms, Inc. and Continental Grain Company. (1)

10.8	Consulting Agreement, dated December 9, 1999, by and between ContiGroup Companies, Inc. and Premium Standard Farms, Inc. (1)

10.9	Market Hog Contract Grower Agreement, dated May 3, 1998, by and between Continental Grain Company and CGC Asset Acquisition Corp. (1)

10.10	State of Missouri Consent Decree with Premium Standard Farms, Inc. and ContiGroup Companies, Inc.

14.1	PSF Group Holdings, Inc. and Premium Standard Farms, Inc., Code of Professional Ethics for Chief Executive and Senior Financial Officers.

21.1	Subsidiaries of the Registrant. (3)

24.1	Power of Attorney (see signature page).

31.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or contract.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Commission File No. 333-64180), filed by the Registrant with the SEC on June 29, 2001.

(2)	Incorporated by reference to the Form 10-K for the year ended March 30, 2002 filed by the Registrant with the SEC on May 14, 2002.

(3)	Incorporated by reference to the Form 10-K for the year ended March 29, 2003 filed by the Registrant with the SEC on June 4, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSF GROUP HOLDINGS, INC.

June 1, 2004	/s/ John M. Meyer
Date	John M. Meyer,
Chief Executive Officer
(Principal Executive Officer)

     Each individual whose signature appears below hereby designates and appoints John M. Meyer, Stephen A. Lightstone and Gerard J. Schulte, and each of them, for him or her and in his or her name, place and stead, in any and all capacities, to file on behalf of PSF Group Holdings, Inc., a Delaware corporation (the “Company”), the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (the “Annual Report”), with the Securities and Exchange Commission (the “Commission”), to sign any and all subsequent amendments to the Annual Report (the “Amendments”), to file any and all such Amendments with the Commission, with all exhibits to the Annual Report and such Amendments, together with any and all other documents in connection therewith, and to appear before the Commission in connection with any matter relating to such Annual Report and such Amendments, hereby granting to the attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ John M. Meyer	Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2004
John M. Meyer

/s/ Stephen A. Lightstone	Chief Financial Officer (Principal Financial Officer)	June 1, 2004
Stephen A. Lightstone

/s/ Michael J. Zimmerman	Director	June 1, 2004
Michael J. Zimmerman

/s/ Ronald E. Justice	Director	June 1, 2004
Ronald E. Justice

/s/ Dean Mefford	Director	June 1, 2004
Dean Mefford

/s/ Vart K. Adjemian	Director	June 1, 2004
Vart K. Adjemian

/s/ Maurice L. McGill	Director	June 1, 2004
Maurice L. McGill

/s/ Michael A. Petrick	Director	June 1, 2004
Michael A. Petrick

/s/ Paul J. Fribourg	Director	June 1, 2004
Paul J. Fribourg

Report of independent public accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PSF Group Holdings, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of PSF Group Holdings, Inc. and subsidiaries (the “Company”) as of March 27, 2004 and March 29, 2003, and the related statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule, as of and for the years ended March 27, 2004 and March 29, 2003, listed at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements and the financial statement schedule of the Company for the year ended March 30, 2002 before the inclusion of the reclassifications discussed in Note 1 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such March 30, 2002 financial statement schedule, when considered in relation to the March 30, 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein, in their report dated May 3, 2002 which included an explanatory paragraph for the change in method of accounting for derivative financial instruments and goodwill.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 27, 2004 and March 29, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the March 27, 2004 and March 29, 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of the Company for the year ended March 30, 2002 were audited by other auditors who have ceased operations. As described in Note 1, the financial statements for the year ended March 30, 2002 have been reclassified to give effect to Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which was adopted by the Company on March 29, 2003. We audited the adjustments described in Note 1 that were applied to conform the March 30, 2002 financial statements to the presentation required by SFAS 145. Our audit procedures with respect to the March 30, 2002 disclosures in Note 1 included (1) comparing the amounts shown as loss on early extinguishment of debt, net of tax in the Company’s consolidated statements of operations to the Company’s underlying accounting analysis obtained from management, (2) comparing the amounts comprising the loss on early extinguishment of debt and related income tax benefit to independent supporting documentation obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the March 30, 2002 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the March 30, 2002 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
May 26, 2004

Report of independent public accountants

To the Shareholders of
PSF Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of PSF Group Holdings, Inc. (a Delaware corporation) and Subsidiaries (the Company), as of March 30, 2002 and March 31, 2001, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2002. These financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts included in Item 14 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP(1)

Kansas City, Missouri,
May 3, 2002

(1) This report is a copy of the previously issued report covering fiscal years 2002, 2001 and 2000. The predecessor auditors have not reissued their report.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated balance sheets
March 27, 2004, and March 29, 2003
(in thousands, except share information)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $676 and $540 in 2004 and 2003, respectively	28,456	21,907
Inventories	167,819	158,402
Federal income tax receivable	—	4,525
Deferred income taxes	16,030	13,064
Prepaid expenses and other	3,874	2,341

Total current assets	216,179	200,239
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	100,754	100,510
Buildings	295,402	293,538
Machinery and equipment	278,860	266,268
Breeding stock	38,322	36,672
Construction in progress	2,173	4,287

	715,511	701,275
Less- Accumulated depreciation	260,699	213,314

Total property, plant, equipment and breeding stock	454,812	487,961
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	5,383	7,085
Other	7,642	7,779

Total other long-term assets	13,025	14,864

Total assets	$760,014	$779,062

(continued)

PSF Group Holdings, Inc. and Subsidiaries

Consolidated balance sheets
March 27, 2004, and March 29, 2003
(in thousands, except share information)
(continued)

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$5,115	$5,129
Accounts payable	6,332	6,581
Accrued expenses	33,168	28,576
Due to related party	56	979
Federal income tax payable	37	—
Accrued interest	5,888	6,178
Current maturities of long-term debt and capital leases	833	13,273

Total current liabilities	51,429	60,716
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	286,251	291,911
Other long-term liabilities	6,509	6,345
Due to related party	—	—
Deferred income taxes	75,813	75,795

Total long-term liabilities	368,573	374,051

Total liabilities	420,002	434,767
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value; 250,000 shares authorized, 100,000 shares issued and outstanding	1	1
Class B common stock, $.01 par value; 300,000 shares authorized, 113,301 shares issued and outstanding	1	1
Additional paid-in capital	373,708	373,693
Accumulated other comprehensive loss, net of tax	(54)	(347)
Accumulated deficit	(33,644)	(29,053)

Total shareholders’ equity	340,012	344,295

Total liabilities and shareholders’ equity	$760,014	$779,062

The accompanying notes are an integral part of these consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of operations and comprehensive (loss) income
For the fiscal years ended
March 27, 2004, March 29, 2003 and March 30, 2002
(in thousands)

	2004	2003	2002
NET SALES	$730,737	$608,414	$674,946
COST OF GOODS SOLD	696,751	631,870	589,183

Gross profit	33,986	(23,456)	85,763
OPERATING EXPENSES:
Selling, general and administrative expenses	17,397	18,267	21,551
Other income, net	(597)	(2,293)	(558)

Total operating expenses	16,800	15,974	20,993

Operating income (loss)	17,186	(39,430)	64,770
OTHER (EXPENSE) INCOME:
Interest expense	(24,822)	(24,000)	(20,835)
Interest income	122	255	431
Loss on early extinguishment of debt	—	—	(2,192)

Other expense, net	(24,700)	(23,745)	(22,596)

(Loss) income before income taxes	(7,514)	(63,175)	42,174
INCOME TAX BENEFIT (EXPENSE):
Current tax provision	(212)	5,411	(4,965)
Deferred tax provision	3,135	19,164	(11,844)

Income tax benefit (expense)	2,923	24,575	(16,809)

NET (LOSS) INCOME	$(4,591)	$(38,600)	$25,365

Unrealized gain (loss) on interest rate swap, net of tax	293	(692)	345

COMPREHENSIVE (LOSS) INCOME	$(4,298)	$(39,292)	$25,710

The accompanying notes are an integral part of these consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of shareholders’ equity
For the fiscal years ended
March 27, 2004, March 29, 2003 and March 30, 2002
(in thousands)

			Accumulated
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
BALANCE, March 31, 2001	$2	$373,653	$—	$(15,818)	$357,837
Net income	—	—	—	25,365	25,365
Unrealized gain on interest rate swap	—	—	345	—	345
Other	—	20	—	—	20

BALANCE, March 30, 2002	$2	$373,673	$345	$9,547	$383,567
Net loss	—	—	—	(38,600)	(38,600)
Unrealized loss on interest rate swap	—	—	(692)	—	(692)
Other	—	20	—	—	20

BALANCE, March 29, 2003	$2	$373,693	$(347)	$(29,053)	$344,295
Net loss	—	—	—	(4,591)	(4,591)
Unrealized gain on interest rate swap	—	—	293	—	293
Other	—	15	—	—	15

BALANCE, March 27, 2004	$2	$373,708	$(54)	$(33,644)	$340,012

The accompanying notes are an integral part of these consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Consolidated statements of cash flows
For the fiscal years ended
March 27, 2004, March 29, 2003 and March 30, 2002
(in thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net (loss) income	$(4,591)	$(38,600)	$25,365
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Depreciation and amortization	61,306	61,508	56,054
Amortization of deferred financing costs	1,752	1,546	1,209
Deferred income taxes	(2,948)	(19,164)	9,946
Net (gain) loss on sale of fixed assets	(4,651)	1,298	(4,950)
Changes in operating assets and liabilities, net-
Accounts receivable	(6,548)	(575)	4,417
Inventories	(9,417)	(17,237)	(13,337)
Prepaid expenses and other assets	3,421	(1,559)	10,066
Accounts payable, accrued expenses and other liabilities	3,347	(4,597)	(8,255)

Net cash provided by (used in) operating activities	41,671	(17,380)	80,515

INVESTING ACTIVITIES:
Investment in joint venture	—	(2,184)	—
Purchases of property, plant, equipment and breeding stock	(41,884)	(35,505)	(96,232)
Proceeds from disposal of property, plant, equipment and breeding stock	18,378	11,745	14,931

Net cash used in investing activities	(23,506)	(25,944)	(81,301)

FINANCING ACTIVITIES:
Checks issued against future deposits	(14)	5,129	—
Proceeds from long-term debt	—	—	173,591
(Payments on) proceeds from revolving debt, net	(4,799)	46,530	13,269
Payments for deferred financing costs	(50)	(1,390)	(4,749)
Repayments on long-term debt	(13,302)	(14,127)	(182,703)

Net cash (used in) provided by financing activities	(18,165)	36,142	(592)

Net decrease in cash and cash equivalents	—	(7,182)	(1,378)
CASH AND CASH EQUIVALENTS, beginning of period	—	7,182	8,560

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$7,182

SUPPLEMENTAL DISCLOSURES:
Interest paid	$23,014	$20,055	$20,462
Income tax (received) paid	(4,350)	(4,205)	7,890

The accompanying notes are an integral part of these consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Notes to consolidated financial statements
March 27, 2004, March 29, 2003 and March 30, 2002

1. Summary of significant accounting policies:

Nature of operations

PSF Group Holdings, Inc. (Group) is a Delaware company formed in 1998 and is currently 53% owned by ContiGroup Companies, Inc. Group has a wholly-owned subsidiary, Premium Standard Farms, Inc. (PSF, Inc.). PSF, Inc., and its subsidiaries are an integrated business engaged principally in the business of hog production and pork processing and selling to domestic and international markets. Group and PSF, Inc., collectively referred to as the Company, succeeded the Continental Grain Company North Missouri Pork Operations and PSF Holdings L.L.C. (Holdings) on May 13, 1998, pursuant to a stock purchase transaction.

Fiscal year

The Company’s fiscal year is the 52 or 53-week period, which ends on the last Saturday in March. The accompanying consolidated statements of operations and comprehensive (loss) income, statements of shareholders’ equity and cash flows include activity from the period of March 30, 2003, through March 27, 2004 (52 weeks), March 31, 2002, through March 29, 2003 (52 weeks), and the period April 1, 2001, through March 30, 2002 (52 weeks).

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Inventories consist of the following at March 27 and March 29 (in thousands):

	2004	2003
Hogs	$153,340	$142,675
Processed pork products	8,383	9,568
Packaging and supplies	1,779	2,822
Grain, feed additives and other	4,317	3,337

	$167,819	$158,402

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

Depreciation and amortization expense relating to the Company’s property, plant, equipment and breeding stock amounted to $61,306,000, $61,508,000 and $56,054,000 for fiscal years ended March 27, 2004, March 29, 2003, and March 30, 2002, respectively.

Capitalized interest relating to the Company’s additions of property, plant, equipment and breeding stock amounted to $147,000 and $365,000 for fiscal years ended March 27, 2004 and March 29, 2003, respectively. These amounts were capitalized with the related project in property, plant, equipment and breeding stock on the consolidated balance sheets.

Impairment of long-lived assets

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

Market-risk management instruments

The Company uses price-risk management techniques to enhance sales and reduce the effect of adverse price changes on the Company’s profitability. The Company’s price-risk management and hedging activities currently are utilized in the areas of forward grain sales and hog production margin management. The Company’s currently held commodity contracts do not qualify as hedges for financial reporting purposes. These instruments are marked to market and included in revenue or cost of goods sold in the consolidated statements of operations and comprehensive (loss) income.

The Company has entered into an interest rate swap agreement. The swap has been designated as a cash flow hedge and qualifies for hedge accounting with the changes in fair value recorded in other comprehensive income. See “Derivative instruments and hedging activities” below.

Self-insurance programs

The Company is self-insured for certain levels of general and vehicle liability, workers’ compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims incurred through the balance sheet date. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

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

Fair value of financial instruments

The fair value of long-term debt and capital lease obligations is determined using quoted market prices from interdealers. At March 27, 2004, and March 29, 2003, the fair value of the Company’s debt was $288,833,000 and $285,934,000, respectively, with a carrying value of $287,084,000 and $305,184,000, respectively.

Accounts receivable, accounts payable and cash equivalents are carried at historical cost, which approximates fair value.

Goodwill

The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the fiscal years ended March 27, 2004 and March 29, 2003.

Deferred financing costs

Costs associated with debt issuance and amendments of debt facilities are capitalized and amortized using the interest method over the related debt facility life. Accumulated amortization on deferred financing costs at March 27, 2004 and March 29, 2003 was $5,823,000 and $4,071,000, respectively.

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Effective as of April 1, 2001, these contracts were marked to market through earnings. On April 1, 2001, the Company recorded a transition adjustment reflecting an unrealized loss on commodity contracts of approximately $7,271,000 as a liability and a decrease to accumulated other comprehensive income of $4,380,000, net of $2,920,000 in deferred taxes. For the fiscal year ended March 30, 2002, the Company recorded $7,271,000 of this liability as a reduction to gross profit as the related commodity contracts expired during this period. Changes in the fair value of the existing commodity contracts and those commodity contracts entered into subsequent to April 1, 2001, are recorded in the period in which they occur. For the fiscal years ended March 27, 2004, March 29, 2003, and March 30, 2002, gains (losses) marked to market on commodity contracts recognized in revenue for lean hog futures were $5,344,000, $1,392,000, and ($8,331,000), respectively. Gains (losses) recognized in cost of goods sold relating to the hedging of feed components were $6,067,000, ($868,000), and ($5,293,000) respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of $4,918,000 and $1,509,000 in Prepaid Expenses and Other in the consolidated balance sheets at March 27, 2004 and March 29, 2003, respectively.

During the fiscal year ended March 30, 2002, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the fiscal years ended March 27, 2004, and March 29, 2003, recorded ($88,000) and ($567,000), respectively, in the consolidated balance sheets relating to the fair value of the swap. For the fiscal year ended March 27, 2004, the Company increased accumulated other comprehensive income by $293,000, net of $186,000 in deferred taxes, and for the fiscal year ended March 29, 2002, decreased accumulated other comprehensive income by ($692,000), net of $440,000 in deferred taxes. The interest rate swap will mature on September 30, 2004.

Stock-based compensation

The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on report results.

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 6,857 shares of Class B common stock at an exercise price of $1,666.48 per share. In January 2004, the Company’s board of directors granted an additional 857 options at the same exercise price as the previous option grants. All of the options are fully exercisable at March 27, 2004, except for 571, which are exercisable December 31, 2006. At December 31, 2005, 6,429 shares expire, at December 31, 2007, 714 shares expire and at December 31, 2009, 571 shares expire. No options have been exercised as of March 27, 2004.

The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For fiscal years ending March 27, 2004, March 29, 2003 and March 30, 2002, the Company recorded compensation expense of $15,000, $20,000 and $20,000, respectively, in accordance with APB 25. The fair value of stock options granted was calculated using the minimum value method as defined in the Statement of Financial Accounting Standards No. 123 (SFAS 123). Under SFAS 123, the pro forma net income is disclosed as if it reflected the estimated fair value of options as compensation at the date of grant or issue over the vesting period. For the fiscal years ended March 29, 2003, and March 30, 2002, there was no pro forma expense as the effect of option grants are recorded in the year of grant. For the fiscal year ended March 27, 2004, on a pro forma basis, net income would not have been impacted by the options granted.

New accounting pronouncements

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

In April 2002, the FASB issued SFAS No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. The Company adopted SFAS 145 during the fourth quarter of fiscal 2002 and as a result, classified the $1,315,000 (net of a related tax benefit of $877,000) loss from the extinguishment of debt in the fiscal year 2002 consolidated statements of earnings to other expense.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 applies to entities if its total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. If an entity is determined to meet those certain characteristics, FIN 46 requires a test to identify the primary beneficiary based on expected losses and expected returns associated with the variable interest. The primary beneficiary is then required to consolidate the entity. The consolidation requirements apply to all variable interest entities (VIEs) created after January 31, 2003. For VIEs created prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) which extends the effective date of FIN 46 to the first reporting period ending after March 15, 2004. Management has concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued SFAS 132(revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which retains all of the disclosures that are required by SFAS 132 and includes several additional disclosures. It also amends APB Opinion 28 “Interim Financial Reporting” to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132(revised 2003) are effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132(revised 2003) did not have a material impact on the consolidated financial statements.

Reclassifications

Certain reclassifications were made to the 2003 financial statements to conform to the 2004 presentation.

Risk factors

There are certain risk factors that can materially impact the Company’s business, financial condition and results of operations. These risks include sensitivity to pork and hog prices, sensitivity to grain commodity prices, environmental factors and legislation, changes in herd productivity and feed efficiency, impact of disease, international market risks, competition, restrictions under corporate farming laws, dependence on favorable labor relations, pork product contamination and product liability claims, distribution channels and consumer preferences.

2. Shareholders’ equity

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

Stockholder warrants

The Company has warrants outstanding entitling the holders to purchase 20,481.92 shares of Class A common stock at an exercise price of $2,205 per share. As of March 27, 2004, all warrants were exercisable and none have been exercised. All unexercised warrants expire on September 17, 2006. Warrant holders are entitled to certain registration rights associated with their ownership.

3. Accrued expenses

Accrued expenses are comprised of the following at March 27 and March 29 (in thousands):

	2004	2003
Salaries and benefits payable	$10,367	$8,304
Workers’ compensation payable	5,087	4,133
Grain and feed	1,626	816
Claims reserves	3,541	4,271
Accrued payables and other	12,547	11,052

	$33,168	$28,576

4. Long-term debt and capital leases

Long-term debt consists of the following at March 27 and March 29 (in thousands):

	2004	2003
Senior unsecured notes, due on June 15, 2011, interest at 9.25%, interest payable semiannually	$175,000	$175,000
Revolving loan, due on August 21, 2004, interest at variable rates (ranging from 3.875% to 5.25% at March 27, 2004)	65,000	69,799
Term loan, due on August 21, 2005, interest based on LIBOR rates plus 2.875% ($18,750 fixed with a swap agreement for 5.8875%, $25,000 at 4.0625% at March 27, 2004), payable in quarterly installments of $6,250 beginning September 30, 2003	43,750	56,250
Capital leases	3,334	4,135

Total debt and capital leases	287,084	305,184
Less- Current portion	833	13,273

Long-term debt and capital leases	$286,251	$291,911

Future maturities of long-term debt and capital leases, reflecting the refinancing discussed below, are as follows (in thousands):

Fiscal Year
2005	$833
2006	907
2007	1,050
2008	449
2009	87
Thereafter	283,758

$287,084

The indenture associated with the $175,000,000 senior notes limits the Company’s ability, among other things, to incur additional debt, pay dividends, acquire shares of capital stock, make payments on subordinated debt or make certain investments. In addition, the indenture places limitations on the Company’s ability to: make distributions from subsidiaries, issue or sell capital stock of subsidiaries, issue guarantees, sell or exchange assets, enter into transactions with shareholders and affiliates, create liens, and effect mergers.

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

The Company had a bank credit agreement that included a term loan and revolving loan. Effective June 28, 2002, the Company and its bank group amended the credit agreement to extend the revolving credit facility one year, increase the letter of credit commitment from $10,000,000 to $15,000,000, and amend certain financial covenants and pricing terms.

Effective September 27, 2002, the Company and its bank group amended the credit agreement to increase the Company’s revolving credit facility by $50,000,000 to $150,000,000 in total availability subject to a borrowing base calculation, among other things. The amendment also deferred quarterly principal payments on the Company’s term debt for a one year period and amended certain financial covenants. Amounts borrowed under the credit agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.5% to 2.875%, determined by the Company’s leverage ratio. All borrowings under the revolving credit facility were to mature on August 21, 2004 and the term debt was to mature on August 21, 2005.

The revolving loans are not to exceed $150,000,000 of total borrowings, including up to $15,000,000 in letters of credit. Fees of 1.75 percent per annum are paid quarterly only on outstanding letter-of-credit amounts. At March 27, 2004, and March 29, 2003, the Company had $11,159,000 and $10,034,000 of outstanding letters of credit, respectively.

The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable and a formula value for inventory based on current book value. The borrowing base at March 27, 2004, was approximately $150,000,000 and at March 29, 2003, it was approximately $144,675,000, and accordingly, unused available borrowings were $73,841,000 and $64,841,000, respectively (net of outstanding letters of credit and revolving loans). As of March 27, 2004, the Company was in compliance with all covenants relating to the bank credit agreement.

On April 9, 2004, the Company entered into an amended and restated loan and security agreement (Credit Agreement) with its bank group. The Credit Agreement is a $175,000,000 revolving line of credit. The balance of the previous line of credit as well as the outstanding term debt, at the date of closing, became the opening balance outstanding under the Credit Agreement. Obligations under the Credit Agreement are secured by liens on substantially all of the Company’s assets. In addition to customary financial covenants, the Credit Agreement contains restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and payment of dividends. In addition to fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.0%, determined by the Company’s leverage ratio. All borrowings under the revolving credit facility mature on April 9, 2009. Financing costs associated with the amendment will be capitalized and amortized over the life of the Credit Agreement. In accordance with FASB Statement No. 6 (SFAS 6), “Classification of Short-Term Obligations Expected to be Refinanced”, the Company has classified the credit agreement existing at March 27, 2004 (consisting of the term loan and revolving loan) totaling $108,750,000 as long-term in the consolidated balance sheets.

The line of credit is not to exceed $175,000,000 of total borrowings, including up to $15,000,000 in letters of credit. Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts.

The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component, and a formula value for inventory based on current book value. The agreement also contains covenants, among others, regarding earnings before interest, taxes, depreciation and amortization (EBITDA) and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters, except for the first through third quarters of fiscal year 2005, which are based on the most recent five through seven quarters. EBITDA, as defined in the bank credit agreement, cannot be less than $50,000,000 as of the end of each quarter in fiscal year 2005, increasing to $55,000,000 as of the end of each quarter in fiscal year 2006, and $60,000,000 as of the end of each fiscal quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal quarter cannot be greater than 6.0-to-1.0 as of the end of each quarter through fiscal year 2006, 5.0-to-1.0 as of the end of each quarter in fiscal year 2007, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter.

During November 2001, the Company entered into an interest rate swap agreement to convert the variable base interest rate of its bank term debt to a fixed rate of 3.0125 percent plus the agent bank’s applicable margin (currently 2.875 percent at March 27, 2004). The swap has a lower notional amount and matures more quickly than the term debt.

5. Income taxes

A reconciliation of statutory federal income tax and income tax expense is shown below (in thousands):

	2004	2003	2002
Current income tax (expense) benefit-
Amount based on federal statutory rate	$(190)	$5,419	$(4,215)
State income taxes, net of federal	(22)	(8)	(750)

Current income tax (expense) benefit	(212)	5,411	(4,965)

Deferred income tax benefit (expense)-
Amount based on federal statutory rate	2,662	15,365	(10,547)
State income taxes, net of federal	473	3,799	(1,297)

Deferred income tax benefit (expense)	3,135	19,164	(11,844)

Total income tax benefit (expense)	$2,923	$24,575	$(16,809)

Components of the net deferred tax balances at March 27 and March 29, are as follows (in thousands):

	2004	2003
Net current deferred tax assets-
Goodwill	$208	$221
Inventory	1,654	1,454
Other accruals and reserves	7,568	7,034
Net operating loss carryforwards	6,600	4,355

Net current deferred tax assets	$16,030	$13,064

Net long-term deferred tax liabilities-
Fixed assets	$(90,730)	$(99,652)
Net operating loss carryforwards	13,100	21,479
Goodwill	864	1,072
Other	953	1,306

Net long-term deferred tax liability	$(75,813)	$(75,795)

At March 27, 2004, the Company has operating loss carryforwards of $49,251,000 available to offset future taxable income. The operating loss carryforwards of $49,251,000 will expire through 2024. The Company believes that its future taxable income will be sufficient for full realization of the deferred tax assets.

6. Investments in partnerships

The Company has a 50 percent ownership interest in the L&H Farms partnership. L&H Farms partnership is in the business of breeding and raising hogs in rural North Carolina. The Company accounts for the earnings and losses of the partnership using the equity method of accounting. As of March 27, 2004, and March 29, 2003, the investment in the L&H Farms partnership was $1,184,000 and $893,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of the partnership’s earnings (losses) was $291,000 for fiscal year ended March 27, 2004, ($240,000) for fiscal year ended March 29, 2003, and $732,000 for fiscal year ended March 30, 2002. These amounts are included in other expense (income) in the consolidated statements of operations and comprehensive income.

In addition, the Company has a 60 percent ownership in L&S Farms, LLC, a limited liability company, in the business of breeding and raising hogs in rural North Carolina. The Company consolidates this operation for financial reporting purposes. Minority interest of $166,000 for fiscal year ended March 27, 2004, $113,000 for fiscal year ended March 29, 2003, and $394,000 for fiscal year ended March 30, 2002, was charged to other expense (income) in the consolidated statements of operations and comprehensive income. As of March 27, 2004, and March 29, 2003, the minority interest obligation was $515,000 and $629,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

On March 28, 2003, the Company funded a 50 percent ownership interest in Oldham’s LLC (Oldham’s) for $2,184,000, which subsequently was finalized on April 4, 2003. Oldham’s is in the business of processing sows and producing raw materials for sausage products. The Company accounts for the earnings and losses of Oldham’s using the equity method of accounting. As of March 27, 2004, and March 29, 2003, the investment in Oldham’s was $2,308,000 and $2,184,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of Oldham’s earnings was $327,500 for fiscal year ended March 27, 2004. This amount is included in other expense (income) in the consolidated statements of operations and comprehensive income.

The Company has a 50 percent ownership interest in Crystal Peak Technologies, LLC, a Delaware limited liability company, formed by the Company and Crystal Peak Farms, Inc to develop and market technologies for the processing of animal waste. Both the Company and Crystal Peak Farms contributed patents and other technology to this LLC, but this entity remains dormant and has not actively engaged in any business.

7. Related parties

The Company has contracted with ContiGroup to provide certain services pursuant to an amended and restated services agreement and a contract grower finish agreement. Under these agreements, ContiGroup provides purchasing assistance, legal services, employee benefits, payroll and grow finishing services to the Company. For fiscal years ended March 27, 2004, March 29, 2003, and March 30, 2002, the total amount of these expenses and other related-party expenses with CGC were $5,389,000, $5,331,000, and $6,788,000, respectively. At March 27, 2004, and March 29, 2003, the Company recorded amounts due to related party for these items of $56,000 and $58,000, respectively, included in the consolidated balance sheets.

The Company provided ContiGroup management and human resources services with respect to ContiGroup’s prior pork operations, hog and feed production services and environmental and other business consulting services. The total billings for the fiscal year ended March 30, 2002, amounted to $112,000.

During fiscal year ended March 25, 2000, an agreement was entered into with CGC to pay $1,000,000 annually for five years, in consulting fees to CGC for work done in the settlement agreement with the attorney general of Missouri (Note 10). The Company paid the final installment in fiscal 2004.

The Company leases farmland and hog production buildings from the former owners of Lundy, one of which was a board member of PSF, Inc. until they resigned in September 2003, under a capital lease agreement that existed prior to the acquisition. The capital lease obligation as of March 27, 2004, and March 29, 2003 was $1,729,000 and $2,031,000, respectively, and is included in long-term debt and capital leases in the consolidated balance sheets.

8. Commitments

The Company enters into forward grain purchase contracts with market risk in the ordinary course of business. In the opinion of management, settlement of such commitments, which were open at March 27, 2004, and March 29, 2003, will have no adverse impact on the financial position or results of operations of the Company.

The Company utilizes forward contracts, as well as exchange traded futures and options contracts, to establish adequate supplies of future grain purchasing requirements and minimize the risk of market fluctuations. These contracts are dependent on fluctuations in the grain, lean hog, and natural gas commodity markets. Market risk resulting from a position in a particular contract may be offset by other on or off-balance-sheet transactions. The Company continually monitors its overall market position. Fair values of futures and options, and gross contract or notional amounts of forward contracts, in place as of March 27, 2004 are as follows (in thousands except wtd.-avg. price/unit):

Trading:

	Contract	Volumes	Wtd.-avg.	Fair
	Quantity	Units	Price/Unit	Value
Futures Contracts
Corn purchases - long	230	bushels	$3.10	$(9)
Soybean meal purchases - long	61	tons	234.81	4,142
Soybean meal sales - short	5	tons	176.50	(330)
Lean hog sales - short	17,920	pounds	0.66	(616)
Lean hog purchases - long	8,880	pounds	0.66	62
Wheat sales - short	180	bushels	3.80	(65)
Option Contracts
Corn puts - short	9,500	bushels	$2.73	$(395)
Corn calls - long	6,000	bushels	3.00	1,349
Meal calls - long	10	tons	250.00	608
Meal puts - short	15	tons	206.67	(9)
Lean hog calls - long	7,000	pounds	0.67	274
Lean hog puts - short	7,000	pounds	0.60	(45)
Lean hog calls - short	2,000	pounds	0.65	(50)

	Contract	Volumes	Wtd.-avg.	Notional
	Quantity	Units	Price/Unit	Amount
Forward Contracts
Corn	1,565	bushels	$3.00	$4,698
Meal	8	tons	285.53	2,352
Milo	174		3.14	547

Substantially all these contracts expire within one year.

The Company leases rolling stock and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $7,335,000, $6,861,000 and $5,435,000 in the fiscal years ended March 27, 2004, March 29, 2003, and March 30, 2002, respectively. Future minimum rental commitments at March 27, 2004, are as follows (in thousands):

2005	$6,083
2006	5,297
2007	3,820
2008	2,715
2009	2,280
Thereafter	3,551

$23,746

At the Company’s Clinton, North Carolina pork processing facility, the Company has contracts with producers to provide this facility with market hogs for the amount the Company’s hog production operations can’t provide in order to meet this facility’s processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years the Company is contracted to purchase approximately 1,750,000 market hogs under these contracts.

The Company also has contracts with two large processors to sell the Company’s hogs produced from its Texas hog production operations in which the Company is to deliver approximately 500,000 hogs annually.

9. Employee benefit plans

The Company has a 401(k) plan covering substantially all employees meeting certain minimum service requirements. The plan allows all qualifying employees to contribute up to 60 percent of employee compensation limited to the tax deferred contribution allowable by the Internal Revenue Code. The Company matches 100 percent of the employee’s contribution up to 3 percent of employee compensation and 50 percent of the employee’s next 2 percent of employee compensation, for a maximum company match of 4 percent of employee compensation. Effective January 1, 2000, the Company amended its 401(k) plan from a three-year cliff-vesting period to a 100 percent immediate vesting. Employer contribution expense related to the plan was approximately $1,878,000, $1,870,000 and $1,816,000 for the fiscal years ended March 27, 2004, March 29, 2003, and March 30, 2002, respectively.

The Company has a long-term incentive plan with performance thresholds tied to return on net assets in place for key executives selected by the compensation committee. At March 27, 2004 and March 29, 2003, the Company had no liability recorded for the long-term incentive plan. At March 30, 2002, the Company had a liability recorded of $1,507,000 in other long-term liabilities toward the long-term incentive plan. The Company expensed $1,500,000, in the fiscal year ended March 30, 2002. In fiscal year ended March 29, 2003, the Company credited the amount accrued for the year ended March 30, 2002, due to the probability of the Company not meeting its minimum requirement for payout because of its fiscal year 2003 performance.

The Company has a deferred compensation plan which is restricted to a select group of management employees. Under the plan, participating employees are allowed to defer payment of compensation awarded under the long-term incentive plan until a date elected by the employee in accordance with the plan. The plan generally allows payment in the form of a single lump sum or ten substantially equal annual installments following the date of payment. At March 27, 2004 and March 29, 2003, the plan had $1,501,000 and $1,432,000, respectively, of investments held by an independent trustee. The investments are classified as trading and are reflected in other long-term assets with a corresponding liability included in other long-term liabilities in the consolidated balance sheets.

The Company has a nonqualified, unfunded special executive retirement plan for certain key executives. Benefits generally accrue based on pay and years of credited service. Specific data related to the plan is as follows ($ in thousands):

	March 27,	March 29,
	2004	2003
Accumulated benefit obligation	$1,831	$1,344
Change in benefit obligation during year
Projected benefit obligation, beginning of fiscal year	$2,378	$1,573
Service cost	468	359
Interest cost	155	114
Actuarial (gain)/loss (including assumption changes)	(371)	332

Projected benefit obligation, end of fiscal year	$2,630	$2,378
Reconciliation of funded status as end of fiscal year
Funded status, beginning of fiscal year	$(2,630)	$(2,378)
Unrecognized prior service cost	508	554
Unrecognized net loss	75	470

Accrued cost, end of fiscal year	$(2,047)	$(1,354)
Components of net periodic pension cost
Service cost	$468	$359
Interest cost	155	114
Amortization of prior service cost	46	47
Amortization of unrecognized loss	24	—

Pension cost	$693	$520
Weighted average assumption used to determine benefit obligation
Discount rate	6.00%	6.25%
Salary increases	3.50%	4.50%
Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.25%	7.25%
Salary increases	4.50%	4.50%
Measurement date	March 30	March 31
Fiscal period	to March 27	to March 29

10. Litigation

Environmental matters

The Company in prior years settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the Company and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and the Company with the citizens group and the E.P.A. In 1998, the Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in the Company (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both the Company and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs which order was appealed by plaintiff’s counsel in March, 2004. The Company has settled with the plaintiffs and has paid their counsel on the balance of the fees prior to March 27, 2004.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. As referenced above, the Company assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which the Company was obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. All such investments were subject to the approval of a panel of independent university experts (“Expert Panel”). In June 2002, the State of Missouri filed a lawsuit against the Company seeking penalties and injunctive relief for additional alleged violations of air and water regulations. The Company settled in February, 2004 with the State, and paid an additional fine of $333,000 prior to March 27, 2004. The settlement also extends the implementation schedule under the Missouri Consent Decree from 2004 until 2010. In addition, and in lieu of the $25 million investment commitment and deadline referenced above, the Company has committed to install improved wastewater, air and odor technology at all of its finisher farms in northern Missouri, subject to the approval of the Expert Panel. The Company estimates it may spend approximately $31 million on this technology by the 2010 deadline.

Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al.,, and, Michael Adwell, et al. vs. PSF, et al). Two additional nuisance lawsuits were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al). There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with the Company. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company has filed appropriate motions to strike in the Torrey case and will soon file an answer in the Bounds case. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.

On May 18, 2004 the same lawyer who filed the Adwell, Bounds and Torrey lawsuits has filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of the Company’s farms in Northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties. On May 14, 2004 an action entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. was filed in Daviess County Circuit Court, Gallatin, Missouri, which contains several counts, but is primarily a nuisance action. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.

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

11. Segment information

The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following tables present specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following tables represent unallocated corporate expenses and assets, deferred and current taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
Fiscal 2004-
Net sales	$663,530	$453,585	$(386,378)	$730,737
Intersegment sales	(2,936)	(383,442)	—	—
Operating income	34,695	(4,249)	(13,260)	17,186
Assets	195,366	534,724	29,924	760,014
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,718	44,793	795	61,306
Capital expenditures	9,911	31,101	872	41,884
Fiscal 2003-
Net sales	$553,566	$357,154	$(302,306)	$608,414
Intersegment sales	(3,213)	(299,093)	—	—
Operating income	34,444	(63,134)	(10,740)	(39,430)
Assets	196,926	549,529	32,607	779,062
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,278	45,270	960	61,508
Capital expenditures	5,076	29,903	526	35,505
Fiscal 2002-
Net sales	$597,300	$440,825	$(363,179)	$674,946
Intersegment sales	(1,740)	(361,439)	—	—
Operating income	23,011	59,440	(17,681)	64,770
Assets	210,476	559,344	37,819	807,639
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	11,787	43,462	805	56,054
Capital expenditures	37,806	57,671	755	96,232

Geographic information

No individual foreign country or customer accounts for 10 percent or more of sales to external customers. The following table provides a geographic summary of the Company’s net sales based on the location of product delivery (in thousands):

	2004	2003	2002
United States	$675,745	$557,764	$626,245
Far East	35,389	37,013	35,913
Europe and Russia	357	139	1,474
Canada	9,075	8,544	9,366
Mexico and South America	10,171	4,954	1,948

Totals	$730,737	$608,414	$674,946

All of the Company’s assets are located within the United States.

12. Quarterly results of operations (unaudited in thousands):

The following represents the unaudited quarterly results of operations for fiscal years 2004 and 2003. All amounts are expressed in thousands.

	First	Second	Third	Fourth
Fiscal 2004-
Net sales	$171,132	$178,310	$199,766	$181,529
Gross profit	7,532	12,632	9,043	4,779
Net (loss) income	(1,741)	1,417	(751)	(3,516)
Fiscal 2003-
Net sales	$149,049	$145,735	$154,090	$159,540
Gross profit	2,900	(7,541)	(9,303)	(9,512)
Net (loss)	(4,274)	(10,492)	(12,253)	(11,581)