Form 10-Q
period 2004-06-26
PSF GROUP HOLDINGS INC
filed 2004-08-10
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2004

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

     As of June 26, 2004, there were 100,000 shares of the Registrant’s Class A Common Stock outstanding and 113,301 shares of the Registrant’s Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 26, 2004 and March 27, 2004
(in 000’s)
(Unaudited)

	June 26,	March 27,
	2004	2004
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$31,504	$28,456
Inventories	171,604	167,819
Deferred income taxes	16,353	16,030
Prepaid expenses and other	4,045	3,874

Total current assets	223,506	216,179
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	100,569	100,754
Buildings	294,786	295,402
Machinery and equipment	279,401	278,860
Breeding stock	40,182	38,322
Construction in progress	3,868	2,173

	718,806	715,511
Less- accumulated depreciation	273,046	260,699

Total property, plant, equipment and breeding stock	445,760	454,812
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	6,334	5,383
Other	7,416	7,642

Total other long-term assets	13,750	13,025
Total assets	$759,014	$760,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$6,373	$5,115
Accounts payable	5,653	6,332
Accrued expenses	34,227	33,168
Due to related party	37	56
Federal income tax payable	37	37
Accrued interest	1,474	5,888
Current maturities of long-term debt and capital leases	847	833

Total current liabilities	48,648	51,429
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	272,525	286,251
Other long-term liabilities	6,584	6,509
Deferred income taxes	81,816	75,813

Total long-term liabilities	360,925	368,573

Total liabilities	409,573	420,002
SHAREHOLDERS’ EQUITY:
Common stock	2	2
Additional paid-in capital	373,708	373,708
Accumulated other comprehensive loss, net of tax	(14)	(54)
Accumulated deficit	(24,255)	(33,644)

Total shareholders’ equity	349,441	340,012
Total liabilities and shareholders’ equity	$759,014	$760,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
13 weeks ended June 26, 2004 and June 28, 2003
(in 000’s)
(Unaudited)

	13 Weeks Ended
	June 26,	June 28,
	2004	2003
Net sales	$212,136	$171,132
Cost of goods sold	187,859	163,600

Gross profit	24,277	7,532
Selling, general and administrative expenses	3,793	4,242
Other income	(519)	(250)

Operating income	21,003	3,540
Interest expense (income):
Interest expense	5,667	6,418
Interest income	(30)	(29)

Interest expense, net	5,637	6,389

Income (loss) before income taxes	15,366	(2,849)
Income tax expense (benefit)	5,977	(1,108)

Net income (loss)	$9,389	$(1,741)

Unrealized gain on interest rate swap, net of tax	40	77
Comprehensive income (loss)	$9,429	$(1,664)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
13 Weeks ended June 26, 2004 and June 28, 2003
(in 000’s)
(Unaudited)

	June 26,	June 28,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$9,389	$(1,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,290	15,510
Amortization of deferred financing costs	275	437
Deferred income taxes	5,680	(1,059)
Net gain on sale of property, plant, equipment and breeding stock	(2,104)	(1,015)
Changes in operating assets and liabilities, net:
Accounts receivable	(3,048)	(5,778)
Inventories	(3,785)	(4,959)
Prepaid expenses and other assets	95	(1,040)
Accounts payable, accrued expenses and other liabilities	(3,979)	(1,079)

Net cash provided by (used in) operating activities	17,813	(724)
INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(9,272)	(13,476)
Proceeds from disposal of property, plant, equipment and breeding stock	5,138	4,205

Net cash used in investing activities	(4,134)	(9,271)
FINANCING ACTIVITIES:
Checks issued against future deposits	1,258	2,373
(Payments on) proceeds from revolving debt, net	(7,309)	7,792
Payments for deferred financing costs	(1,226)	—
Repayments on long-term debt	(6,402)	(170)

Net cash (used in) provided by financing activities	(13,679)	9,995
Net decrease in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$9,742	$9,877
Income tax paid	323	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in PSF Group Holdings, Inc. and Subsidiaries (the “Company”) consolidated financial statements for the year ended March 27, 2004 filed with the Securities and Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the Company’s audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations.

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

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 6,857 shares of Class B common stock at an exercise price of $1,666.48 per share. In January 2004, the Company’s board of directors granted an additional 857 options at the same exercise price as the previous option grants. All of the options are fully exercisable at March 27, 2004, except for 571, which are exercisable December 31, 2006. At December 31, 2005, 6,429 options expire, at December 31, 2007, 714 options expire and at December 31, 2009, 571 options expire. No options have been exercised as of June 26, 2004.

The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For the quarter ended June 26, 2004, the Company had no compensation expense to record in accordance with APB 25. The pro-forma disclosures required by SFAS 148 have not been included as they did not result in a material pro-forma impact on the financial statements.

Note 3 – Derivative instruments and hedging activities

The Company follows FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” which requires every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative’s fair value be recognized in current earnings or other comprehensive income.

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings. For the quarters ended June 26, 2004, and June 28, 2003 the Company recognized losses under SFAS 133 of $1.1 million and $2.6 million, respectively, in net sales for losses related to lean hog futures and losses of $0.9 million and gains of $1.5 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. The Company has recorded the fair value of its open exchange traded commodity contracts of $0.5 million and $4.9 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at June 26, 2004 and March 27, 2004, respectively.

The Company holds an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the quarter ended June 26, 2004, and fiscal year end March 27, 2004, recorded ($22,000) and ($88,000), respectively, in the condensed consolidated balance sheets relating to the fair value of the swap. For the quarters ended June 26, 2004 and June 28, 2003, $40,000, net of $26,000 in income taxes and $77,000, net of $49,000 in income taxes, respectively, included in comprehensive losses was reclassified to interest expense. The interest rate swap will mature on September 30, 2004.

Note 4 – Goodwill and intangible assets

The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the first quarters ended June 26, 2004 and June 28, 2003.

Note 5 – Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	June 26, 2004	March 27, 2004
Hogs	$156,098	$153,340
Processed pork products	9,578	8,383
Packaging and supplies	1,664	1,779
Grain, feed additives and other	4,264	4,317

	$171,604	$167,819

Note 6 — Segment information

The accounting policies for the Company’s business segments are the same as those described in the footnotes included in the Company’s March 27, 2004 audited financial statements. The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, and pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current income taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
As of and for the 13 weeks ended June 26, 2004-
Net sales	$195,909	$142,815	$(126,588)	$212,136
Intersegment sales	(691)	(125,897)	—	—
Operating income (loss)	7,786	15,883	(2,666)	21,003
Assets	195,182	532,301	31,531	759,014
Goodwill	25,020	50,978	—	75,998
For the 13 weeks ended June 28, 2003-
Net sales	$156,765	$110,856	$(96,489)	$171,132
Intersegment sales	(897)	(95,592)	—	—
Operating income (loss)	4,826	1,875	(3,161)	3,540
As of March 27, 2004-
Assets	$195,366	$534,724	$29,924	$760,014
Goodwill	25,020	50,978	—	75,998

Note 7 – Amendment to Credit Agreement

On April 9, 2004, the Company entered into an amended and restated loan and security agreement (Credit Agreement) with its bank group. The Credit Agreement is a $175,000,000 revolving line of credit. The balance of the previous line of credit as well as the outstanding term debt, at the date of closing, became the opening balance outstanding under the Credit Agreement. Obligations under the Credit Agreement are secured by liens on substantially all of the Company’s assets. In addition to customary financial covenants, the Credit Agreement contains restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and payment of dividends. In addition to fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by the Company. These rates are based on the agent bank’s base rate (the greater of the agent bank’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.0%, determined by the Company’s leverage ratio. All borrowings under the revolving credit facility mature on April 9, 2009. Financing costs associated with the amendment were capitalized and are being amortized over the life of the Credit Agreement.

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

Note 8 – Litigation

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

Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al.,, and, Michael Adwell, et al. vs. PSF, et al). Two other nuisance lawsuits were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al and Steve Hanes et al v. Premium Standard Farms, Inc., et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with the Company. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.

On May 18, 2004 the same lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of the Company’s farms in Northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties. The Company has removed this case to the U.S. District Court in Kansas City, Missouri. The Company believes it has good defenses to these actions and intends to vigorously defend this suit.

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

     In our first quarter ending June 26, 2004, the USDA reported that the U.S. pork industry produced 4.9 billion pounds compared to 4.7 billion pounds in the same quarter the previous year. In spite of this increased supply, average lean hog prices were 28% higher in the recent quarter compared to the prior year. Also, the USDA pork cutout (the composite wholesale meat price of a market hog after processing) was 27% higher in the recent quarter compared to the same period last year. Strong demand for pork products was the primary driver in these increased prices.

     Generally, our overall revenues follow market prices for wholesale pork and lean hog prices, while our costs are impacted by commodity grain prices, primarily corn and soybean meal. On June 25, 2004, the USDA issued a Hog and Pig report that indicated a 1.5% reduction in the breeding herd and current inventories slightly increased, both compared to the previous year. Continued strong demand has trended cash prices higher during this recent quarter. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future. In the July 21, 2004 cold storage report, the USDA reported that freezer stocks of pork on June 30, 2004 were down 18% from the previous year, providing further evidence of strong demand for pork products in recent periods. On July 12, 2004, the USDA issued a Crop Production Report, estimating a record corn crop of 10.6 billion bushels. In the same report, the USDA forecasts a record 2.9 billion bushel soybean crop, which is 500 million bushels greater than the previous year. Both of these estimates have reduced the near-term prices of corn and soybean meal, the primary ingredients in our feed rations. However, continued favorable weather conditions are required to achieve these yield estimates. Future prices on these ingredients will depend on adjusting demand for these products until the new crop harvest is available in the fall of 2004.

     We have been experiencing health issues in our Texas operations due to Porcine Reproductive and Respiratory Syndrome (PRRS), which is common in swine herds in the United States. PRRS has had a negative effect on reproduction in our Texas operations, which has decreased production volume and increased costs. We have had success in eliminating PRRS in some of our facilities through depopulation of the facility and repopulation with PRRS negative breeding stock, however, we implemented a depopulation/repopulation program in Texas in fiscal year 2004 without success. We are currently operating a herd health program and production flow intended to stabilize a PRRS positive herd and reduce the impact of PRRS in the system.

Results of Operations

13 Weeks Ended June 26, 2004 Compared to the 13 Weeks Ended June 28, 2003

     The following table presents selected financial information for our production and processing segments for the 13 weeks ended June 26, 2004 and June 28, 2003. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended June 26, 2004 to the quarter ended June 28, 2003. Intersegment sales are based on market prices.

	For the 13 Weeks Ended				Qtr to Qtr Change
	June 26, 2004%		June 28, 2003%		2004 to 2003%
	(In millions except percentages)
Net Sales
Production	$142.8	67.3%	$110.8	64.8%	$32.0	28.9%
Processing	195.9	92.4%	156.8	91.6%	39.1	24.9%
Intersegment	(126.6)	(59.7)%	(96.5)	(56.4)%	(30.1)	(31.2)%

Total Net Sales	$212.1	100.0%	$171.1	100.0%	$41.0	24.0%

Gross Profit
Production	$15.6	64.2%	$1.8	24.0%	$13.8	766.7%
Processing	8.7	35.8%	5.7	76.0%	3.0	52.6%

Total Gross Profit	$24.3	100.0%	$7.5	100.0%	$16.8	224.0%

Operating Income (Loss)
Production	$15.9	75.7%	$1.9	54.3%	$14.0	736.8%
Processing	7.8	37.1%	4.8	137.1%	3.0	62.5%
Corporate	(2.7)	(12.9)%	(3.2)	(91.4)%	0.5	15.6%

Total Operating Income	$21.0	100.0%	$3.5	100.0%	$17.5	500.0%

Consolidated

Net Sales. Net sales increased by $41.0 million, or 24.0%, to $212.1 million in the first quarter of fiscal year 2005 from $171.1 million in the comparable period last year. The increase was attributed to an increase in prices of $43.2 million, which includes a $1.4 million decrease in losses recorded for lean hog futures contracts, offset by a decrease in volume of $2.2 million. Overall, live hog and wholesale pork prices increased compared to the prior period despite larger than expected supplies of pork industry wide. Several factors including a decrease in production of competing proteins, the discovery of the first case of BSE (bovine spongiform encephalopathy) in a cow in the United States, the Avian Influenza virus affecting the poultry industry, and diet trends among Americans have kept demand for pork products strong. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $16.8 million to $24.3 million in the first quarter of fiscal year 2005 from $7.5 million in the comparable period last year. As a percentage of net sales, gross profit increased to 11.5% from 4.4%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 16.3% increase in costs to produce our products during the first quarter of fiscal year 2005 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 1.8% in the first quarter of fiscal year 2005 from 2.5% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $0.4 million, or 9.5%, to $3.8 million in the first quarter of fiscal year 2005 from $4.2 million in the comparable period last year. The decrease is attributable to results obtained from a planned reduction in overhead costs implemented at the beginning of the first quarter of fiscal year 2005.

Operating Income. Operating income increased by $17.5 million to $21.0 million in the first quarter of fiscal year 2005 from $3.5 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $0.8 million, or 12.5%, to $5.6 million in the first quarter of fiscal year 2005 from $6.4 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the first quarter of fiscal year 2005 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the first quarter of fiscal year 2005 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $32.0 million, or 28.9%, to $142.8 million in the first quarter of fiscal year 2005 from $110.8 million in the comparable period last year. The increase primarily resulted from a 28.1% increase in market hog sales prices, offset slightly by a 0.8% decrease in volume attributable to a decrease in production in Texas due to health issues. As mentioned above, losses recorded for lean hog futures contracts had a $1.4 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $13.8 million to $15.6 million in the first quarter of fiscal year 2005 from $1.8 million in the comparable period last year. The increase was the result of hogs produced at higher market hog sales prices as mentioned above, partially offset by a 17.9% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to higher feed input costs compared to the same period last year and, to a lesser extent, production deficiencies in Texas due to the impact of health issues.

     Operating income increased by $14.0 million to $15.9 million in the first quarter of fiscal year 2005 from $1.9 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $39.1 million, or 24.9%, to $195.9 million in the first quarter of fiscal year 2005 from $156.8 million in the comparable period last year. The increase resulted from a 23.1% increase in pork product sales prices, combined with a 1.5% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the Clinton processing plant.

     Gross profit increased by $3.0 million to $8.7 million in the first quarter of fiscal year 2005 from $5.7 million in the comparable period last year. While overall sales prices increased 23.1%, our cost to purchase market hogs increased by 28.1%, however, in absolute dollars, the sales increase outpaced the cost increase of the hogs by $5.3 million compared to the same period last year. Other processing costs and freight increased $2.3 million, or 4.6%, compared to the same period in the prior year.

     Operating income increased by $3.0 million to $7.8 million in the first quarter of fiscal year 2005 from $4.8 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

     Net cash flow provided by (used in) operating activities was $17.8 million and $(0.7) million for the first quarter ended in fiscal years 2005 and 2004, respectively. The improvement in the first quarter of fiscal year 2005 compared to the same period last year was primarily due to an increase in net income and the use of net operating loss carryforwards to reduce cash tax payments.

     Net cash flow used in investing activities was $4.1 million and $9.3 million for the first quarter ended in fiscal years 2005 and 2004, respectively. Net cash used in investing activities consisted of $9.2 million and $13.5 million for capital expenditures relating to property, plant and equipment and breeding stock during the first quarter ended in fiscal years 2005 and 2004, respectively. The Company received proceeds from disposal of property, plant, equipment and breeding stock of $5.1 million and $4.2 million during the first quarter ended in fiscal years 2005 and 2004, respectively, primarily representing culled breeding stock. The increase in proceeds is directly related to the increase in market hog sales prices which help determine the cull sow market prices.

     Net cash flow (used in) provided by financing activities was $(13.7) million and $10.0 million for the first quarter ended in fiscal years 2005 and 2004, respectively. During the first quarter of fiscal year 2005, excess cash generated was used to pay down outstanding debt. During the first quarter of fiscal year 2004, we borrowed money to fund working capital needs and capital expenditures.

     On April 9, 2004, we entered into an amended and restated loan and security agreement (Credit Agreement) with our bank group. The Credit Agreement is a $175 million revolving line of credit. The balance of the previous line of credit, as well as the outstanding term debt at the date of closing, became the opening balance outstanding under the Credit Agreement. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and payment of dividends. In addition to fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us. These rates are based on the agent bank’s prime rate (the Federal Funds Rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 1.0% and 2.5%, respectively, determined by our leverage ratio. All borrowings under the revolving credit facility mature on April 9, 2009. The entire amount of debt under the Credit Agreement is classified as long-term on the condensed consolidated balance sheets.

     Total indebtedness at June 26, 2004 was $273.4 million, as compared to $312.8 million at June 28, 2003. At June 26, 2004, we had $95.2 million outstanding under our revolving credit facility, $11.2 million in letters of credit and $68.6 million available for borrowing under our revolving credit facility.

     In fiscal 2005, we expect to spend approximately $32 million on net capital expenditures, of which we expect to spend:

•	Approximately $9 million in upgrades and improvements in our processing operations;

•	Approximately $15 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $8 million in net breedstock purchases.

     We believe that available borrowings under our credit facility, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the $175 million 91/4% senior unsecured notes due 2011 (“91/4% Notes”), or to fund our other liquidity needs. If we consummate any material acquisitions or expand our operations, we may need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available.

     The following table represents a summary of our contractual cash obligations as of June 26, 2004:

	Payments due by period
Contractual Cash Obligations	Total	Current	1-3 years	4-5 years	Thereafter
	(in thousands)
Long Term Debt	$270,191	$—	$—	$95,191	$175,000
Capital Lease Obligations	3,181	847	1,912	422	—
Operating Leases	18,807	5,276	7,371	3,629	2,531
Unconditional Purchase Obligations (1)	11,418	11,418	—	—	—

Total Contractual Cash Obligations	$303,597	$17,541	$9,283	$99,242	$177,531

(1)	Includes only forward grain purchase contracts

Amounts not included in above table

     Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 10 percent of our hog production segment’s cost of goods sold for the first quarter ended June 26, 2004. All of these contracts are cancelable by us if the producer fails to perform to an acceptable level.

     At our North Carolina pork processing facility, we have contracts with producers to provide us with market hogs for the amount we don’t produce at our hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years we are contracted to purchase approximately 1,580,000 market hogs under these contracts.

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

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the first quarter ended June 26, 2004, and June 28, 2003 we recognized losses under SFAS 133 of $1.1 million and $2.6 million, respectively, in net sales for losses related to lean hog futures and losses of $0.9 million and gains of $1.5 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of June 26, 2004, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $8.3 million.

     We are exposed to changes in interest rates. Our revolving credit facility has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $1.0 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus the agent bank’s applicable margin (currently 2.5% at June 26, 2004). The swap is accounted for as a cash flow hedge under SFAS 133. During the first quarter ended June 26, 2004, we recognized a $0.1 million gain, net of tax, into Accumulated Other Comprehensive Loss for the market value of the swap.

     The 91/4% Notes had a fair value of approximately $184.6 million as of June 26, 2004 based on inter-dealer prices, as compared to the book value of $175.0 million as of June 26, 2004.

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

     Two nuisance suits were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and Michael Adwell, et al. vs. PSF, et al). Two other nuisance lawsuits were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al and Steve Hanes et al v. Premium Standard Farms, Inc., et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. We believe we have good defenses to these actions and intend to vigorously defend these suits.

     On May 18, 2004 the same lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in Northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties. We have removed this case to the U.S. District Court in Kansas City, Missouri. We believe we have good defenses to these actions and intend to vigorously defend this suit.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of John M. Meyer, Chief Executive Office, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	A Current Report on Form 8-K was filed with the SEC on April 13, 2004, to report, under Item 5, an amended and restated credit agreement.

2.	A Current Report on Form 8-K was filed with the SEC on May 26, 2004, to report, under Item 7, an alleged class action lawsuit filed against us. The press release, describing the lawsuit, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

3.	A Current Report on Form 8-K was filed with the SEC on June 1, 2004, to report, under Item 7, our fiscal year 2004 earnings. The earnings release, including our Condensed Consolidated Statements of Operations for the 13 weeks ended March 27, 2004, and March 29, 2003, and our fiscal years ended March 27, 2004, and March 29, 2003, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSF GROUP HOLDINGS, INC.

August 10, 2004	/s/ Stephen A. Lightstone
Date
Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)