Form 10-Q
period 2004-09-25
PSF GROUP HOLDINGS INC
filed 2004-11-09
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     As of September 25, 2004, there were 100,000 shares of the Registrant’s Class A Common Stock outstanding and 113,301 shares of the Registrant’s Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PSF Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
September 25, 2004 and March 27, 2004
(in 000’s)
(Unaudited)

	September 25,	March 27,
	2004	2004
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$35,671	$28,456
Inventories	180,676	167,819
Deferred income taxes	18,369	16,030
Prepaid expenses and other	3,219	3,874

Total current assets	237,935	216,179
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	100,590	100,754
Buildings	294,834	295,402
Machinery and equipment	280,086	278,860
Breeding stock	41,857	38,322
Construction in progress	8,197	2,173

	725,564	715,511
Less- accumulated depreciation	284,960	260,699

Total property, plant, equipment and breeding stock	440,604	454,812
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	4,984	4,201
Other	7,229	7,642

Total other long-term assets	12,213	11,843
Total assets	$766,750	$758,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$8,613	$5,115
Accounts payable	6,844	6,332
Accrued expenses	34,964	33,168
Due to related party	—	56
Federal income tax payable	—	37
Accrued interest	5,309	5,888
Current maturities of long-term debt and capital leases	862	833

Total current liabilities	56,592	51,429
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	250,497	285,069
Other long-term liabilities	6,863	6,509
Deferred income taxes	91,450	75,813

Total long-term liabilities	348,810	367,391

Total liabilities	405,402	418,820
SHAREHOLDERS’ EQUITY:
Common stock	2	2
Additional paid-in capital	373,708	373,708
Accumulated other comprehensive income (loss), net of tax	—	(54)
Accumulated deficit	(12,362)	(33,644)

Total shareholders’ equity	361,348	340,012
Total liabilities and shareholders’ equity	$766,750	$758,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
13 and 26 weeks ended September 25, 2004 and September 27, 2003
(in 000’s)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales	$218,831	$178,310	$430,966	$349,442
Cost of goods sold	188,851	165,678	376,710	329,278

Gross profit	29,980	12,632	54,256	20,164
Selling, general and administrative expenses	5,319	3,984	9,112	8,226
Other income	(143)	(31)	(662)	(281)

Operating income	24,804	8,679	45,806	12,219
Interest expense (income):
Interest expense	5,352	6,387	11,019	12,805
Interest income	(14)	(27)	(44)	(56)

Interest expense, net	5,338	6,360	10,975	12,749

Income (loss) before income taxes	19,466	2,319	34,831	(530)
Income tax expense (benefit)	7,572	902	13,549	(206)

Net income (loss)	$11,894	$1,417	$21,282	$(324)

Unrealized gain on interest rate swap, net of tax	14	93	54	169

Comprehensive income (loss)	$11,908	$1,510	$21,336	$(155)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PSF Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
26 Weeks ended September 25, 2004 and September 27, 2003
(in 000’s)
(Unaudited)

	September 25,	September 27,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$21,282	$(324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,099	30,902
Amortization of deferred financing costs	544	875
Deferred income taxes	13,298	(98)
Net gain on sale of property, plant, equipment and breeding stock	(4,109)	(2,468)
Changes in operating assets and liabilities, net:
Accounts receivable	(7,215)	(7,007)
Inventories	(12,858)	(9,633)
Prepaid expenses and other assets	1,122	(140)
Accounts payable, accrued expenses and other liabilities	1,989	5,416

Net cash provided by operating activities	44,152	17,523
INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(21,728)	(23,924)
Proceeds from disposal of property, plant, equipment and breeding stock	9,946	9,357

Net cash used in investing activities	(11,782)	(14,567)
FINANCING ACTIVITIES:
Checks issued against future deposits	3,498	497
Payments on revolving debt, net	(28,015)	(3,144)
Payments for deferred financing costs	(1,273)	—
Repayments on long-term debt	(6,580)	(309)

Net cash used in financing activities	(32,370)	(2,956)
Net decrease in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$11,011	$11,756
Income tax paid (received)	323	(4,211)

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

Certain reclassifications have been made to the 2004 financial statements to conform to the current presentation.

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

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 6,857 shares of Class B common stock at an exercise price of $1,666.48 per share. In January 2004, the Company’s board of directors granted an additional 857 options at the same exercise price as the previous option grants. All of the options are fully exercisable at March 27, 2004, except for 571, which are exercisable December 31, 2006. At December 31, 2005, 6,429 options expire, at December 31, 2007, 714 options expire and at December 31, 2009, 571 options expire. No options have been exercised as of September 25, 2004.

The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For the 13 and 26 weeks ended September 25, 2004, the Company had no compensation expense to record in accordance with APB 25. The pro-forma disclosures required by SFAS 148 have not been included as they did not result in a material pro-forma impact on the financial statements.

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings. For the quarters ended September 25, 2004, and September 27, 2003 the Company recognized losses under SFAS 133 of $5.2 million and gains of $1.5 million, respectively, in net sales for losses and gains related to lean hog futures and losses of $2.7 million and $0.3 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For the first two quarters ended September 25, 2004, and September 27, 2003 the Company recognized losses under SFAS 133 of $6.3 million and $1.0 million, respectively, in net sales for losses related to lean hog futures and losses of $3.5 million and gains of $1.2 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. The fair value of the Company’s open exchange traded commodity contracts was a loss of $4.5 million at September 25, 2004 and a gain of $4.9 million at March 27, 2004 and is recoded in Prepaid Expenses and Other in the condensed consolidated balance sheets.

The Company holds an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the quarter ended September 25, 2004, and fiscal year end March 27, 2004, recorded $0 and ($88,000), respectively, in the condensed consolidated balance sheets relating to the fair value of the swap. For the quarters ended September 25, 2004 and September 27, 2003, $14,000, net of $9,000 in income taxes and $93,000, net of $59,000 in income taxes, respectively, included in comprehensive income (loss) was reclassified to interest expense. For the first two quarters ended September 25, 2004 and September 27, 2003, $54,000, net of $35,000 in income taxes and $169,000, net of $108,000 in income taxes, respectively, included in comprehensive income (loss) was reclassified to interest expense. The interest rate swap will mature on September 30, 2004.

Note 4 – Goodwill and intangible assets

The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the first two quarters ended September 25, 2004 and September 27, 2003.

Note 5 – Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	September 25, 2004	March 27, 2004
Hogs	$161,780	$153,340
Processed pork products	12,494	8,383
Packaging and supplies	1,850	1,779
Grain, feed additives and other	4,552	4,317

	$180,676	$167,819

Note 6 - Segment information

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

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
For the 13 weeks ended September 25, 2004-
Net sales	$204,973	$148,662	$(134,804)	$218,831
Intersegment sales	(566)	(134,238)	—	—
Operating income (loss)	6,336	22,503	(4,035)	24,804
For the 13 weeks ended September 27, 2003-
Net sales	$160,794	$111,874	$(94,358)	$178,310
Intersegment sales	(355)	(94,003)	—	—
Operating income (loss)	7,329	4,477	(3,127)	8,679
As of and for the 26 weeks ended September 25, 2004-
Net sales	$400,882	$291,131	$(261,047)	$430,966
Intersegment sales	(1,257)	(259,790)	—	—
Operating income (loss)	14,122	38,386	(6,702)	45,806
Assets	200,230	534,276	32,244	766,750
Goodwill	25,020	50,978	—	75,998
For the 26 weeks ended September 27, 2003-
Net sales	$317,559	$222,418	$(190,535)	$349,442
Intersegment sales	(1,252)	(189,283)	—	—
Operating income (loss)	12,155	6,352	(6,288)	12,219
As of March 27, 2004-
Assets	$195,366	$534,724	$28,742	$758,832
Goodwill	25,020	50,978	—	75,998

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

Note 8 – Litigation

Environmental matters

The Company in prior years settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against the Company and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against the Company under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and the Company with the citizens group and the E.P.A. In 1998, the Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in the Company (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires the Company and ContiGroup to meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both the Company and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs which order was appealed by plaintiff’s counsel in March, 2004. The Company settled with the plaintiffs and paid their counsel on the balance of the fees prior to March 27, 2004.

In 1999, the Company settled a suit filed by the Attorney General of the State of Missouri against the Company and ContiGroup. As referenced above, the Company assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required the Company and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which the Company was obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from its Missouri farms. All such investments were subject to the approval of a panel of independent university experts (“Expert Panel”). In June 2002, the State of Missouri filed a lawsuit against the Company seeking penalties and injunctive relief for additional alleged violations of air and water regulations. The Company settled in February, 2004 with the State, and paid an additional fine of $333,000 prior to March 27, 2004. The settlement also extended the implementation schedule under the Missouri Consent Decree from 2004 until 2010. In addition, and in lieu of the $25 million investment commitment and deadline referenced above, the Company committed to install improved wastewater, air and odor technology at all of its finisher farms in northern Missouri, subject to the approval of the Expert Panel. The Company estimates it may spend approximately $31 million on this technology by the 2010 deadline, of which, $4.1 million has been spent to date. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has begun and the Company has spent $4.0 million to date of an estimated $9.6 million to complete the plant. The plant is scheduled to be operational by the end of the current fiscal year.

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

General Overview

     We are a leading vertically integrated provider of pork products operating in two industry segments: hog production and pork processing. The hog production segment controls approximately 270,000 sows, of which 223,000 are owned, with operations in Missouri, North Carolina, and Texas. The majority of the hogs produced in our Missouri and North Carolina operations are transferred at market value and processed at the Company’s two processing plants. Any excess hog production, as well as the production at our Texas operations, is sold to outside processors. The pork processing segment consists of two plants, located in Missouri and North Carolina, which produce fresh and further processed pork products for sale to the wholesale, retail, food service, and institutional markets in the United States and to export markets.

     In our second quarter ending September 25, 2004, the USDA reported that the U.S. pork industry produced 5.0 billion pounds compared to 4.8 billion pounds in the same quarter the previous year. In spite of this increased supply, average lean hog prices were 31% higher in the recent quarter compared to the prior year. Also, the USDA pork cutout (the composite wholesale meat price of a market hog after processing) was 22% higher in the recent quarter compared to the same period last year. The continuing trend of strong demand for pork products was the primary driver in these increased prices.

     Generally, our overall revenues follow market prices for wholesale pork and lean hog prices, while our costs are impacted by commodity grain prices, primarily corn and soybean meal. On September 24, 2004, the USDA issued a Hog and Pig report that indicated a 1% increase in the breeding herd and the current hog inventories, both compared to the previous year. Continued strong demand has kept cash prices higher than historical prices for this recent quarter. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future. In the August, 2004 cold storage report, the USDA reported that freezer stocks of pork on August 31, 2004 were down 10% from the previous year, providing further evidence of strong demand for pork products in recent periods. On October 12, 2004, the USDA issued a Crop Production Report, estimating a record corn crop of 11.6 billion bushels, up 1.5 billion bushels from the prior year. In the same report, the USDA forecasts a record 3.1 billion bushel soybean crop, which is 650 million bushels greater than the previous year. Both of these estimates have reduced the near-term prices of corn and soybean meal, the primary ingredients in our feed rations.

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

Results of Operations

13 Weeks Ended September 25, 2004 Compared to the 13 Weeks Ended September 27, 2003

     The following table presents selected financial information for our production and processing segments for the 13 weeks ended September 25, 2004 and September 27, 2003. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended September 25, 2004 to the quarter ended September 27, 2003. Intersegment sales are based on market prices.

	For the 13 Weeks Ended				Qtr to Qtr Change
	September 25,		September 27,		2004 to
	2004	%	2003	%	2003	%
	(In millions except percentages)
Net Sales
Production	$148.6	67.9%	$111.9	62.7%	$36.7	32.8%
Processing	205.0	93.7%	160.8	90.2%	44.2	27.5%
Intersegment	(134.8)	(61.6)%	(94.4)	(52.9)%	(40.4)	(42.8)%

Total Net Sales	$218.8	100.0%	$178.3	100.0%	$40.5	22.7%

Gross Profit
Production	$22.6	75.3%	$4.5	35.7%	$18.1	402.2%
Processing	7.4	24.7%	8.1	64.3%	(0.7)	(8.6)%

Total Gross Profit	$30.0	100.0%	$12.6	100.0%	$17.4	138.1%

Operating Income (Loss)
Production	$22.5	90.7%	$4.5	51.7%	$18.0	400.0%
Processing	6.3	25.4%	7.3	83.9%	(1.0)	(13.7)%
Corporate	(4.0)	(16.1)%	(3.1)	(35.6)%	(0.9)	(29.0)%

Total Operating Income	$24.8	100.0%	$8.7	100.0%	$16.1	185.1%

Consolidated

Net Sales. Net sales increased by $40.5 million, or 22.7%, to $218.8 million in the second quarter of fiscal year 2005 from $178.3 million in the comparable period last year. The increase was attributed to an increase in prices of $38.1 million, combined with an increase in volume of $9.1 million, offset by a $6.7 million increase in losses recorded for lean hog futures contracts recorded in net sales. Overall, live hog and wholesale pork prices increased compared to the prior period despite larger than expected supplies of pork industry wide. Several factors including a decrease in production of beef, the continuing effect of the first case of BSE (bovine spongiform encephalopathy) in a cow in the United States, the Avian Influenza virus affecting the poultry industry, and diet trends among Americans have kept demand for pork products strong. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $17.4 million to $30.0 million in the second quarter of fiscal year 2005 from $12.6 million in the comparable period last year. As a percentage of net sales, gross profit increased to 13.7% from 7.1%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by an 8.5% increase in costs to produce our products during the second quarter of fiscal year 2005 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 2.4% in the second quarter of fiscal year 2005 from 2.2% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $1.3 million, or 33.5%, to $5.3 million in the second quarter of fiscal year 2005 from $4.0 million in the comparable period last year. The increase is attributable to increases in accruals relating to bonuses and incentive plans made during the second quarter of fiscal year 2005.

Operating Income. Operating income increased by $16.1 million to $24.8 million in the second quarter of fiscal year 2005 from $8.7 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $1.0 million, or 15.9%, to $5.3 million in the second quarter of fiscal year 2005 from $6.3 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the second quarter of fiscal year 2005 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the second quarter of fiscal year 2005 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $36.7 million, or 32.8%, to $148.6 million in the second quarter of fiscal year 2005 from $111.9 million in the comparable period last year. The increase primarily resulted from a 32.3% increase in market hog sales prices, coupled with a 5.5% increase in volume attributable to an increase in production in Missouri and North Carolina and offset by a decrease in production in Texas due to health issues. As mentioned above, losses recorded for lean hog futures contracts had a $6.7 million negative impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $18.1 million to $22.6 million in the second quarter of fiscal year 2005 from $4.5 million in the comparable period last year. The increase was the result of higher market hog sales prices as mentioned above, partially offset by an 11.4% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to higher feed input costs compared to the same period last year and, to a lesser extent, production deficiencies in Texas due to the impact of health issues.

     Operating income increased by $18.0 million to $22.5 million in the second quarter of fiscal year 2005 from $4.5 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $44.2 million, or 27.5%, to $205.0 million in the second quarter of fiscal year 2005 from $160.8 million in the comparable period last year. The increase resulted from a 21.0% increase in pork product sales prices, combined with a 5.3% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to an increase in Saturdays worked at both processing facilities.

     Gross profit decreased by $0.7 million to $7.4 million in the second quarter of fiscal year 2005 from $8.1 million in the comparable period last year. While overall sales prices increased 21.0%, our cost to purchase market hogs increased by 33.7%. However, in absolute dollars, the cost increase of the hogs outpaced the sales increase of the pork products by $1.2 million compared to the same period last year. Other processing costs and freight decreased $0.5 million, or 6.1% on a per head basis, compared to the same period in the prior year.

     Operating income decreased by $1.0 million to $6.3 million in the second quarter of fiscal year 2005 from $7.3 million in the comparable period last year. The decrease was attributed to the factors mentioned above.

26 Weeks Ended September 25, 2004 Compared to the 26 Weeks Ended September 27, 2003

     The following table presents selected financial information for our production and processing segments for the 26 weeks ended September 25, 2004 and September 27, 2003. Net sales, gross profit and operating (loss) income by segment are also presented as a percentage of their respective totals. The two columns under year-to-year change show the dollar and percentage change from the first two quarters ended September 25, 2004 to the first two quarters ended September 27, 2003. Intersegment sales are based on market prices.

	For the 26 Weeks Ended				Year to Year Change
	September 25,		September 27,		2004 to
	2004	%	2003	%	2003	%
	(In millions except percentages)
Net Sales
Production	$291.1	67.5%	$222.4	63.6%	$68.7	30.9%
Processing	400.9	93.0%	317.5	90.9%	83.4	26.3%
Intersegment	(261.0)	(60.6)%	(190.5)	(54.5)%	(70.5)	(37.0)%

Total Net Sales	$431.0	100.0%	$349.4	100.0%	$81.6	23.4%

Gross Profit
Production	$38.2	70.3%	$6.4	31.7%	$31.8	496.9%
Processing	16.1	29.7%	13.8	68.3%	2.3	16.7%

Total Gross Profit	$54.3	100.0%	$20.2	100.0%	$34.1	168.8%

Operating Income (Loss)
Production	$38.4	83.8%	$6.3	51.6%	$32.1	509.5%
Processing	14.1	30.8%	12.2	100.0%	1.9	15.6%
Corporate	(6.7)	(14.6)%	(6.3)	(51.6)%	(0.4)	(6.3)%

Total Operating Income	$45.8	100.0%	$12.2	100.0%	$33.6	275.4%

Consolidated

Net Sales. Net sales increased by $81.6 million, or 23.4%, to $431.0 million in the first two quarters of fiscal year 2005 from $349.4 million in the comparable period last year. The increase was attributed to an increase in prices of $80.4 million, combined with an increase in volume of $6.5 million, offset by a $5.3 million increase in losses recorded for lean hog futures contracts recorded in net sales. Overall, live hog and wholesale pork prices increased compared to the prior period despite larger than expected supplies of pork industry wide. Several factors including a decrease in production of beef, the continuing effect of the first case of BSE (bovine spongiform encephalopathy) in a cow in the United States, the Avian Influenza virus affecting the poultry industry, and diet trends among Americans have kept demand for pork products strong. See Segment Analysis below for comments on changes in sales by business segment.

Gross Profit. Gross profit increased by $34.1 million to $54.3 million in the first two quarters of fiscal year 2005 from $20.2 million in the comparable period last year. As a percentage of net sales, gross profit increased to 12.6% from 5.8%. The current year gross profit increase is primarily the result of higher live hog and wholesale pork prices as mentioned above, partially offset by a 12.3% increase in costs to produce our products during the first two quarters of fiscal year 2005 compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 2.1% in the first two quarters of fiscal year 2005 from 2.4% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $0.9 million, or 10.8%, to $9.1 million in the first two quarters of fiscal year 2005 from $8.2 million in the comparable period last year. The increase is attributable to increases in accruals relating to bonuses and incentive plans made during the second quarter of fiscal year 2005.

Operating Income. Operating income increased by $33.6 million to $45.8 million in the first two quarters of fiscal year 2005 from $12.2 million in the comparable period last year. The increase is attributable to the factors mentioned above.

Interest Expense, net. Interest expense, net, decreased by $1.8 million, or 14.1%, to $11.0 million in the first two quarters of fiscal year 2005 from $12.8 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the first two quarters of fiscal year 2005 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.

Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the first two quarters of fiscal year 2005 and in the comparable period last year.

Segment Analysis

Hog Production. Net sales increased by $68.7 million, or 30.9%, to $291.1 million in the first two quarters of fiscal year 2005 from $222.4 million in the comparable period last year. The increase primarily resulted from a 30.2% increase in market hog sales prices, coupled with a 2.3% increase in volume attributable to increases in production in Missouri and North Carolina and offset by a decrease in production in Texas due to health issues. As mentioned above, losses recorded for lean hog futures contracts had a $5.3 million negative impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.

     Gross profit increased by $31.8 million to $38.2 million in the first two quarters of fiscal year 2005 from $6.4 million in the comparable period last year. The increase was the result of hogs produced at higher market hog sales prices as mentioned above, partially offset by an 14.6% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to higher feed input costs compared to the same period last year and, to a lesser extent, production deficiencies in Texas due to the impact of health issues.

     Operating income increased by $32.1 million to $38.4 million in the first two quarters of fiscal year 2005 from $6.3 million in the comparable period last year. The increase is attributed to the factors mentioned above.

Pork Processing. Net sales increased $83.4 million, or 26.3%, to $400.9 million in the first two quarters of fiscal year 2005 from $317.5 million in the comparable period last year. The increase resulted from a 24.0% increase in pork product sales prices, combined with a 3.4% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to an increase in Saturdays worked at both processing facilities.

     Gross profit increased by $2.3 million to $16.1 million in the first two quarters of fiscal year 2005 from $13.8 million in the comparable period last year. While overall sales prices increased 24.0%, our cost to purchase market hogs increased by 31.0%. However, in absolute dollars, the sales increase of the pork products outpaced the cost increase of the hogs by $9.1 million compared to the same period last year. Other processing costs and freight increased $6.8 million, or 5.4% on a per head basis, compared to the same period in the prior year.

     Operating income increased by $1.9 million to $14.1 million in the first two quarters of fiscal year 2005 from $12.2 million in the comparable period last year. The increase was attributed to the factors mentioned above.

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

     Net cash flow provided by operating activities was $44.2 million and $17.5 million for the first two quarters ended in fiscal years 2005 and 2004, respectively. The improvement in the first two quarters of fiscal year 2005 compared to the same period last year was primarily due to an increase in net income and the use of net operating loss carryforwards to reduce cash tax payments.

     Net cash flow used in investing activities was $11.8 million and $14.6 million for the first two quarters ended in fiscal years 2005 and 2004, respectively. Net cash used in investing activities consisted of $21.7 million and $23.9 million for capital expenditures relating to property, plant and equipment and breeding stock during the first two quarters ended in fiscal years 2005 and 2004, respectively. We received proceeds from disposal of property, plant, equipment and breeding stock of $9.9 million and $9.3 million during the first two quarters ended in fiscal years 2005 and 2004, respectively, primarily representing culled breeding stock. The increase in proceeds is directly related to the increase in market hog sales prices which help determine the cull sow market prices.

     Net cash flow used in financing activities was $32.4 million and $3.0 million for the first two quarters ended in fiscal years 2005 and 2004, respectively. During the first two quarters of fiscal year 2005 and 2004, excess cash generated was used to pay down outstanding debt.

     On April 9, 2004, we entered into an amended and restated loan and security agreement (Credit Agreement) with our bank group. The Credit Agreement is a $175 million revolving line of credit. The balance of the previous line of credit, as well as the outstanding term debt at the date of closing, became the opening balance outstanding under the Credit Agreement. Obligations under the Credit Agreement are secured by liens on substantially all of our assets. In addition to customary financial covenants, the Credit Agreement contains restrictions on, among other things, encumbrance or disposal of assets, acquisitions, additional indebtedness, capital investment, payment of subordinated debt and payment of dividends. In addition to fees payable under credit facilities of this type, amounts borrowed under the Credit Agreement bear interest at fluctuating rates selected by us. These rates are based on the agent bank’s prime rate (the Federal Funds Rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, currently ranging from 0.5% and 2.0%, respectively, determined by our leverage ratio. All borrowings under the revolving credit facility mature on April 9, 2009. The entire amount of debt under the Credit Agreement is classified as long-term on the condensed consolidated balance sheets.

     Total indebtedness at September 25, 2004 was $252.5 million, as compared to $301.7 million at September 27, 2003, excluding a discount on notes of $1.1 million and $1.2 million, respectively. At September 25, 2004, we had $74.5 million outstanding under our revolving credit facility, $11.2 million in letters of credit and $89.3 million available for borrowing under our revolving credit facility.

     In fiscal 2005, we expect to spend approximately $36 million on net capital expenditures as follows:

•	Approximately $11 million in upgrades and improvements in our processing operations;

•	Approximately $16 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $9 million in net breedstock purchases.

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

     For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended March 27, 2004. Other than the contract to build the fertilizer plant discussed in Note 8, there have been no significant developments with respect to our contractual obligations since March 27, 2004.

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

     Estimated liabilities, such as self-insured workers’ compensation and health insurance, bonuses, and legal obligations are based on information received from third parties and management estimates. These obligations are provided for when a liability has been incurred or a loss is probable and the amount is reasonably estimable. Actual costs may vary from estimates we make. Management believes the estimates are reasonable based on current information.

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

Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in market hog and wholesale pork sales prices. The cost and supply of feed components and market hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to secure margins and to reduce the risk of market fluctuations. To secure margins and minimize earnings volatility in our pork processing segment, we utilize lean hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to minimize earnings volatility and secure future margins. For the first two quarters ended September 25, 2004, and September 27, 2003 we recognized losses under SFAS 133 of $6.3 million and $1.0 million, respectively, in net sales for losses related to lean hog futures and losses of $3.5 million and gains of $1.2 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of September 25, 2004, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $6.0 million.

     We are exposed to changes in interest rates. Our revolving credit facility has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $0.7 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus the agent bank’s applicable margin (currently 2.0% at September 25, 2004). The swap is accounted for as a cash flow hedge under SFAS 133. During the first two quarters ended September 25, 2004, we recognized a $0.1 million gain, net of tax, into Accumulated Other Comprehensive Income (Loss) for the market value of the swap.

     The 9¼% Notes had a fair value of approximately $187.3 million as of September 25, 2004 based on inter-dealer prices, as compared to the book value of $175.0 million as of September 25, 2004.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     In prior years we settled two citizens’ action suits which sought to enforce alleged violations of the Clean Air Act, Clean Water Act and CERCLA against us and ContiGroup Companies, Inc. (“ContiGroup”). The U.S. Environmental Protection Agency (the “E.P.A.”) had intervened in this action and filed a separate notice of violation against us under the Clean Air Act. This settlement, in the form of a consent decree (“EPA Consent Decree”), resolved all outstanding issues of ContiGroup and us with the citizens group and the E.P.A. In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in us (the “1998 ContiGroup transaction”). To the extent that ContiGroup incurred any liability in this litigation, we assumed that liability pursuant to the terms of the 1998 ContiGroup transaction. The EPA Consent Decree, built upon the 1999 consent decree with the State of Missouri referenced below, requires us and ContiGroup to meet certain performance standards, such as a 50% reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. The counsel for the citizen plaintiffs has submitted a petition for recovery of attorneys’ fees in connection with the lawsuits against both us and ContiGroup. On September 10, 2003, the Court issued an order denying the majority of fees sought by counsel for the citizen plaintiffs which order was appealed by plaintiff’s counsel in March, 2004. We settled with the plaintiffs and paid their counsel on the balance of the fees prior to March 27, 2004.

     In 1999, we settled a suit filed by the Attorney General of the State of Missouri against us and ContiGroup. As referenced above, we assumed ContiGroup’s liability in this action in connection with the 1998 ContiGroup transaction. The settlement required us and ContiGroup to enter into a consent judgment (“Missouri Consent Decree”) pursuant to which we were obligated to invest $25 million on or before May 19, 2004, for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. All such investments were subject to the approval of a panel of independent university experts (“Expert Panel”). In June 2002, the State of Missouri filed a lawsuit against us seeking penalties and injunctive relief for additional alleged violations of air and water regulations. We settled in February, 2004 with the State, and paid an additional fine of $333,000 prior to March 27, 2004. The settlement also extended the implementation schedule under the Missouri Consent Decree from 2004 until 2010. In addition, and in lieu of the $25 million investment commitment and deadline referenced above, we committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri, subject to the approval of the Expert Panel. We estimate we may spend approximately $31 million on this technology by the 2010 deadline, of which, $4.1 million has been spent to date. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into useable commercial grade fertilizer. The fertilizer plant construction has begun and we have spent $4.0 million to date of an estimated $9.6 million to complete the plant. The plant is scheduled to be operational by the end of the current fiscal year.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 31.1	Certification of John M. Meyer, Chief Executive Office, pursuant to Rule 13a-15(e)/15d-15(e).

	Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

	Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

	1.	A Current Report on Form 8-K was filed with the SEC on August 10, 2004, to report, under Item 7, our first quarter earnings. The earnings release, including our Condensed Consolidated Statements of Operations for the 13 weeks ended June 26, 2004, and June 27, 2003, was filed as Exhibit 99.1 to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSF GROUP HOLDINGS, INC.

November 9, 2004	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)