Form 10-K
period 2005-03-26
PREMIUM STANDARD FARMS, INC.
filed 2005-05-16
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-64180

Premium Standard Farms, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1755411 (I.R.S. Employer Identification No.)

805 Pennsylvania Avenue, Suite 200, Kansas City, Missouri (Address of principal executive office)	64105 (Zip Code)

Registrant’s telephone number, including area code: (816) 472-7675

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     There is currently no established public trading market for the common equity of the Registrant held by non-affiliates. As of May 6, 2005, there were 14,500,000 shares of the Registrant’s Class A Common Stock outstanding and 16,428,593 shares of the Registrant’s Class B Common Stock outstanding.

EXPLANATORY NOTES

     On May 2, 2005, PSF Group Holdings, Inc. merged with and into its wholly owned subsidiary, Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation. As a result, Premium Standard Farms, Inc. is the successor issuer to PSF Group Holdings, Inc.

     In this report on Form 10-K, the terms “we,” “us” and “our” refer collectively to Premium Standard Farms, Inc. and subsidiaries.

MARKET AND INDUSTRY DATA AND FORECASTS

     Market data and certain industry data and forecasts used throughout this report on Form 10-K were obtained from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications and surveys. Reports prepared or published by the United States Department of Agriculture (the “USDA”), Informa Economics, the National Pork Board, the Chicago Mercantile Exchange and the Chicago Board of Trade were the primary sources for third-party industry data and forecasts. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. We do not make any representation as to the accuracy of information described in this paragraph. Statements as to our market position are based on the most currently available market data.

FISCAL YEARS

     Our fiscal year is the 52 or 53-week period ending on the last Saturday in March. Fiscal year 2001 consisted of 53 weeks. Each of fiscal years 2002, 2003, 2004 and 2005 consisted of 52 weeks. Fiscal years are identified in this report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended March 26, 2005 is referred to as “fiscal year 2005.”

PART I

Item 1. Business

Overview

     We are one of the largest vertically integrated providers of pork products in the United States, producing consistent, high-quality pork products for the retail, wholesale, foodservice, further processor and export markets. We have become a recognized leader in the pork industry through our vertically integrated business model that combines modern, efficient production and processing facilities, sophisticated genetics, and strict control over the variables of health, diet and environment. We are the sixth largest pork processor in the United States, with processing facilities in Missouri and North Carolina that have the capacity to process approximately 4.6 million hogs per year. Operating in concert with our processing facilities, we are the second largest owner of sows in the United States, currently producing approximately 4.5 million hogs per year in operations located on approximately 100,000 acres in Missouri, Texas and North Carolina.

     We are able to leverage our vertically integrated operations to produce premium and specialty products, which typically command higher prices. We tailor our production process to target discriminating customers willing to pay for high-quality products. We lower our production costs by controlling hog procurement and streamlining logistics, transportation and production schedules.

     For the fiscal year ended March 26, 2005, our business generated total net sales of approximately $927.6 million and net income of approximately $67.7 million. Fiscal year 2005 results reflected historically high pork and hog prices. The Company believes it is unlikely that the current favorable price environment will be sustained over time. Consequently, the Company believes that its net sales and net income for fiscal year 2006 will be substantially lower than in fiscal year 2005.

Recent Developments

     Reorganization. On May 2, 2005, PSF Group Holdings merged with and into its wholly owned subsidiary, Premium Standard Farms, Inc., with Premium Standard Farms being the surviving corporation.

     Contemplated Initial Public Offering. On March 11, 2005, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to an initial public offering of shares of common stock by certain shareholders. It is not contemplated that any shares will be sold by us in the initial public offering.

     Debt Tender. On May 9, 2005, we completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which we purchased $173,000,000 principal amount of the aggregate $175,000,000 of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the existing bank credit agreement (as amended through May 9, 2005) and available cash and will result in a charge of approximately $21.8 million to be recognized in the first quarter of fiscal year 2006. Giving effect to the completion of the Tender Offer, we had as of May 9, 2005 outstanding borrowings under our credit agreement of approximately $156.9 million and outstanding letters of credit of approximately $11.2 million, and approximately $51.9 million available for borrowing.

Industry Overview

     Pork products are the largest source of meat protein in the world and the third largest source in the United States. According to the USDA, pork processors in the United States processed approximately 103.4 million hogs in 2004, representing approximately 20.5 billion pounds of pork. US exports of pork products have grown substantially in recent years. From 1995 through 2004, exports increased at an 11% compound annual growth rate, with total exports increasing from 0.8 billion pounds to 2.2 billion pounds. The USDA estimates that pork exports increased by 27% in 2004, a substantially higher growth rate, primarily as a result of increased levels of foreign demand due to a ban by certain foreign countries on the import of U.S. beef related to BSE, the outbreak of avian influenza affecting the poultry industry, favorable exchange rates and the continuing development of export markets for U.S. pork. Countries showing substantial increases include Mexico, China, Russia and Taiwan.

     Historically, the United States pork industry has been highly cyclical in nature due to the natural inverse relationship of prices and production and the tendency of independent hog producers to increase production levels in response to higher hog prices. A typical cycle begins with higher hog prices, which leads to incremental production. This, in turn, leads to overproduction, which drives market prices lower. Eventually, lower market prices will generally cause production to moderate or decline which generally leads to higher market prices. Because of the length of the production cycle, there is relatively little ability of hog producers to adjust their production in the short-term, although some changes in supply may occur through net increases or decreases of pork products held in freezers.

     The prices for all of these commodities are volatile and the spreads between these prices vary substantially. High prices for hogs normally hurt the profitability of processing operations unless pork prices increase sufficiently to offset these cost increases. On the other hand, hog producers tend to record better results when prices for hogs are high, especially in relation to grain prices. Therefore, results of our processing segment in certain periods may be better or worse than results for our production segment, and vice versa.

     The following graphs set forth various hog, pork and grain price data for recent periods and illustrate the volatility in market prices.

Pork Production, Hog Prices and Pork Prices

(1)	Based on USDA statistics published by Informa Economics.

(2)	Average annual price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(3)	Average annual price based on the 185# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA.

     The costs of pork processors are highly dependent on the cost of hogs, and net sales are determined in large part by the prices they receive for pork products. Conversely, net sales from hog production are highly dependent on the prices the producer receives for hogs while the cost of goods sold is determined in large part by the cost of feed. High feed prices can negatively impact production results since these increases can raise the costs to the producer. The graphs below demonstrate how prices for corn and soybean meal, which are the primary components of our feed costs, have fluctuated over the last 10 years ended December 31, 2004.

Corn $/Bushel

(1)	Average annual price, based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton

(1)	Average annual price, based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.

     Historically, the United States pork industry has been divided into two segments: pork processing and hog production. As a vertically integrated supplier of pork products, we operate in both industry segments.

     Pork Processing

     The U.S. pork processing industry is highly concentrated, with the top ten processors representing over 90% of total federally inspected industry capacity as of March 2005, and the industry is highly competitive. Although customers in the retail, wholesale, foodservice, further processor and export markets have different product specifications and service requirements, processors generally compete on the basis of the price and quality of their product. We believe that this consolidation has been driven by a number of factors, including the desire to achieve economies of scale in purchasing, processing and regulatory compliance and the increased concentration among grocery retailers and other customers.

     The processing industry is geographically concentrated in the hog producing regions of the U.S., particularly the Midwest and portions of the Southeast. Due to the substantial degree of fragmentation of the hog production industry, processing operations typically are extremely large relative to the producers that supply them. As a result, non-integrated processors must acquire each day’s supply of hogs from a large number of suppliers, many of whom use varying genetics, feeding programs and growing environments. We believe that this dichotomy between the hog requirements of processors and the fragmentation and variation of hog production makes it relatively difficult for non-integrated pork processors to produce consistent, high-quality products.

     Hog Production

     The hog production industry, although consolidating, remains substantially fragmented and can be characterized by large variations in costs of production and quality of hogs produced. As a result, a large portion of the industry is generally characterized by fewer hogs per sow per year, higher feed-to-gain conversion ratios, higher costs of production, lower quality and less consistent hogs brought to market. Breeding and farrowing are more efficient in the Spring and Fall, resulting in fluctuating seasonal production and prices.

     According to the USDA, the number of U.S. hog producers has declined by more than 85% over the last 20 years while the average size of production facilities has increased dramatically. We believe that as the hog production industry moves to more sophisticated production techniques, the pressures on marginal producers will intensify. In the last several years, a number of operations have emerged which are based on large-scale, scientific and management-intensive production of hogs. These operations have grown rapidly. We expect that the hog production industry will see continued consolidation and integration in the future. We believe that this consolidation is being driven by a number of factors, including (1) the substantial investments in equipment, improved breeding herds and process improvements required to achieve economies of scale, meet customers’ demand for product quality and consistency and comply with animal welfare and environmental regulation, and (2) the increasing concentration among processors.

Competitive Strengths

     We believe the following competitive strengths position us to enhance our growth and profitability:

•	Vertically Integrated, Efficient Operations. We believe that we are one of the most vertically integrated pork processors in the United States, owning and operating each of the key steps of production. In fiscal 2005, 99% of the hogs used by our Milan, Missouri processing plant were sourced from our Missouri hog production operation. During the same period, approximately 75% of hogs used by our Clinton, North Carolina processing plant were supplied by our owned and contracted North Carolina hog production operations, with the remaining 25% supplied through long-term contracts with independent producers. Vertical integration gives us strict control over our process, from a hog’s initial genetic makeup to the pork product ultimately produced and shipped. This process allows us to produce high-quality pork and pork products efficiently by combining cost-effective, high-volume hog production in close proximity to modern and technically advanced pork processing facilities. We believe this vertical integration gives us powerful competitive advantages as compared to non-integrated competitors, such as:

–	A dependable supply of high-quality hogs that lead to high meat quality, processing efficiencies and improved sales margins;

–	Streamlined logistics, feed manufacturing, transportation and production schedules; and

–	Control over key factors (genetics, nutrition and environment) that affect cost of hogs and meat quality, enabling us to market the value, safety, traceability, and quality of our products to our customers.

•	Strong Market Position with Strategically Located, Efficient Operations. We are the sixth largest pork processor in the United States and the second largest hog producer in the United States. Our large-scale integrated operations, geographic diversification and strong market position allow us to serve a broad range of customers, while maintaining economies of scale in production and marketing. We are also one of the few national pork processors with an East Coast processing plant and distribution center. Coupled with our Midwest plant location, we are able to provide cost-effective overnight delivery of fresh pork to many of the most populous regions in the United States. Our hog production operations incorporate advanced breeding, farrowing and finishing methods. We believe our processing plants are two of the most modern and technically advanced facilities of their kind in the United States.

•	Premium Product Offerings Focused on Discriminating Customers. By leveraging our modern, efficient processing operations and our high-quality production capabilities, we are able to produce products for discriminating customers who demand and expect high-quality pork on a consistent basis. In the retail sector we target high-end independent grocers rather than large national supermarket chains. Our premium products enable these retail customers to differentiate their product offerings from those generally available in large supermarkets. Our premium retail and export products include “Fresh and Tender” moisture-enhanced pork, KenKo-Ton “healthy pork” for the Japanese market and “Natural Excellence” antibiotic-free pork. Also, our integrated business model allows us to target specific product characteristics required by specialty branded processed-meat customers. PSF pork was awarded the Best Taste Award by the American Culinary Institute (“ACI”) in 2004 and the Gold Medal Taste Award from the American Tasting Institute (“ATI”) in 2002. Judged by a panel of professional chefs, our products were recognized for the best tasting, highest quality food and culinary product by ACI, and for appearance, freshness and taste by ATI, with taste being the most important attribute.

•	Process Verified Certification. We believe we were the first pork company to receive “Process Verified” certification from the USDA for our entire production and processing supply chain. The Process Verified certification program is modeled after ISO-9000 quality management and quality assurance standards. Process Verified certification helps ensure our customers that food safety, meat quality, traceability, animal handling and environmental management standards, among other standards, have been met and benchmarked for continual improvement. While others in the industry have the certification for parts of their system, we believe we are the only company that has currently received the certification for the entire production and processing supply chain. Our marketing strategy capitalizes on these attributes and the consistency and quality of the pork we produce.

•	Experienced Management Team. Our senior management has an average of 19 years of industry experience. We believe we have one of the most experienced management teams in the pork industry in operating fully-integrated systems with an average of 23 years of industry experience in production, 31 years in processing, 16 years in technical and food safety and 19 years in sales. Our experienced and motivated management team is focused on expanding our position as one of the premier producer/ processors of high-quality pork and pork products.

Business Strategy

     We are pursuing a strategy designed to increase our sales margins and returns on invested capital. Key elements of our strategy include:

•	Focus on High Quality and Value-Added Products. We are seeking to move more of our products up the value-added chain to improve sales margins, develop a stronger brand, enhance relationships with key customers and drive new product development. We intend to continue to focus on producing high-quality and value-added products, such as boneless products, marinated pork, moisture-enhanced pork, sliced bacon, microwave cooked bacon, smoked hams, sausage and other processed meats. We plan to continue our focus on marketing these products to discriminating customers in the retail, wholesale, foodservice, further processor and export markets in order to further differentiate our products from those of our more commodity-oriented competitors.

•	Expand Processing Capacity. We continue to seek additional expansion opportunities with the potential to generate attractive returns on investment. As an example, through modernization and efficiency efforts in fiscal year 2003, we completed expansion of processing capacity at our North Carolina processing plant from 6,500 hogs per day to up to approximately 10,000 hogs per day on a single shift. At this North Carolina facility, we are now evaluating the further expansion of our value-added processing capacity.

•	Continue Expansion into International Markets. We believe that international markets offer significant growth opportunities and we intend to continue our efforts to develop sales outside the United States. Over the past ten years, we have expanded our efforts to increase export sales. Sales to Japan, Mexico, Canada and other export markets accounted for 10% of our net sales for the fiscal year ended March 26, 2005. We believe that our presence in these markets allows us to achieve higher prices for certain pork products than could be obtained domestically. In particular, we intend to increase our export volumes to Japan using available capacity at our North Carolina plant, as the Japanese market ascribes significant value to premium, process-controlled, traceable products. We also intend to actively expand sales in other Asian and Latin American markets, as well as other international regions.

•	Pursue Strategic Acquisition, Disposition and Partnership Opportunities. As a key part of our growth strategy, we evaluate on an ongoing basis potential industry-related acquisitions, dispositions and joint ventures. We will continue to evaluate those opportunities that fit strategically with our objective of producing more processed meats and other high quality, value-added products.

•	Further Improve Cost Structure. We strive to produce high-quality pork products at a low cost by combining modern and efficient pork processing with efficient, high volume hog production. We continually measure our processing and production activities in an effort to improve our processing yields, develop new value-added products, lower our costs and increase our hog production efficiencies.

Our History

     Our hog production business was originally founded in 1988. In 1994, we completed construction of our Missouri processing plant. Due primarily to start-up costs at the Missouri farms and plant, combined with a decline in hog prices at the same time feed prices increased, our predecessor filed for bankruptcy reorganization under Chapter 11 on July 2, 1996. In September 1996, the reorganization became effective and our business emerged from Chapter 11.

     Since emerging from bankruptcy, we have expanded our business in two significant ways. On May 13, 1998, we expanded our Missouri operations in a series of transactions with ContiGroup. In these transactions, ContiGroup purchased a 51.0% ownership interest in our outstanding common stock for $182.3 million. In exchange, we purchased the North Missouri farms hog production operations then owned by ContiGroup for $75.0 million. These transactions allowed us to operate the Milan, Missouri plant at full capacity.

     In fiscal year 2001, we expanded our operations through two acquisitions in North Carolina. On August 25, 2000, we acquired The Lundy Packing Company and its subsidiaries, which consisted of hog production and pork processing operations. On September 22, 2000, we acquired Premium Standard Farms of North Carolina from ContiGroup. In the latter transaction, ContiGroup received cash and additional shares of our common stock, bringing its overall ownership to 53.1% of our outstanding common stock.

Products, Marketing and Customers

     We market our pork products to retail, wholesale, foodservice and further processor customers in the U.S. and abroad. We focus on discriminating customers in these markets. We primarily market our products as chilled and frozen pork, sold to:

•	Retailers, retail distributors and wholesalers (accounting for 46% of our total processing sales in our fiscal year 2005) primarily in the form of chilled, vacuum-packaged loins, tenderloins, hams, picnics, butts, ribs, marinated, case-ready, bacon, smoked hams and sausage;

•	Foodservice customers (accounting for 3% of our total processing sales in our fiscal year 2005) primarily in the form of chilled and frozen boxed bone-in and boneless loins, ribs, picnics, butts and further processed smoked meats;

•	Further processors (accounting for 40% of our total processing sales in our fiscal year 2005) primarily in the form of chilled bulk bone-in and boneless hams, bellies, trimmings, picnics and butts, variety meats and other products which are used by these customers to make processed pork products; and

•	Export customers (accounting for 11% of our total processing sales in our fiscal year 2005) primarily in the form of chilled boneless loins, tenderloins, boneless picnics, fresh bone-in hams, frozen boneless hams, bellies, as well as frozen ground pork and variety meats.

     We are increasingly emphasizing value-added products, such as boneless products, marinated pork, moisture-enhanced pork, sliced bacon, microwave cooked bacon, smoked hams, sausage and other processed meats. Our vertical integration and control also allows us to produce specialty products. These include our “Fresh and Tender” moisture-enhanced pork, KenKo-Ton “healthy pork” for the Japanese market and “Natural Excellence” antibiotic-free pork.

     Our North Carolina plant includes further-processing facilities that produce smoked hams, sliced and microwave cooked bacon, and sausage. We continue to focus on increasing our activities in the processed meat area.

     Our marketing strategy seeks to capitalize on the quality of the pork derived from our controlled supply of high-quality consistent hogs and modern processing operations allowing us to sell fresh and processed pork at prices that reflect a premium to those received by competitors selling lower quality products. Our pork processing facilities have been designed to enhance the realization of this quality by converting standard pork cuts to value-added products through boning, trimming and other further processing. Furthermore, we target specialty, export and ethnic markets, in which there is a higher demand for certain pork products. In order to capitalize on a differentiated product, we have been certified to use the USDA Process Verified seal in connection with our Missouri and North Carolina processing operations.

     We sell to domestic customers directly and through regional distributors. In marketing to the retail channel, we target independent regional supermarkets seeking to differentiate themselves with “meat-case destination” premium quality pork. Our target market for further processors includes companies with established food brands that demand consistent, high quality, differentiated product.

     We are increasingly targeting foodservice customers that demand consistent, high-quality product and are attracted to the traceability, food safety and animal welfare associated with the “Process Verified” certification of our product. We believe that the foodservice industry represents a growth opportunity for us.

     Our international marketing efforts are directed toward a number of countries, but are predominantly focused on Japan, which ascribes significant value to our premium, process-controlled products. In our fiscal year 2005, sales to Japanese customers represented about 6% of our total sales. Sales to international markets, especially Mexico and Canada, when combined with sales to Japan, accounted for approximately 10% of our total sales in our fiscal year 2005. International sales are made both through distributors and directly to customers. Most of our Japanese exports are sold through a relationship with a Japanese trading partner, to whom we sell exclusively certain chilled pork products produced at our Milan, Missouri plant that are destined for the Japanese market. The contract with this trading partner comes up for renewal in December 2005.

     Though our sales and marketing efforts are primarily focused on sales of pork products, we also sell excess hogs from our production facilities to other pork processors. In this respect, we have contracts with two major pork processors, who purchase substantially all of the hogs produced at our Texas facilities.

     The remainder of our excess hog production is sold in privately negotiated transactions. Finally, both of our facilities sell by-products primarily to the feed processing and pet food industries.

Processing and Production Operations

Overview

     Our processing and production operations are organized as three separate pods located in Missouri, Texas and North Carolina. Our Missouri and North Carolina pods each combine processing plants and hog production facilities. Our Texas pod has only hog production operations. The geographic separation of our pods enhances biosecurity and puts us closer to our customers and feed grain suppliers, allowing us to minimize shipping costs. Shipping, via truck, is important in a number of aspects of hog production, particularly the delivery of feed to hog production units, the shipment of feeder pigs to finishing units, and the shipment of finished hogs to processing plants. We utilize our own truck fleet and related transportation facilities for hauling feed and hogs, which allows us to reduce the risk of disease and enhances the scheduling and process coordination that our integrated approach provides. Please read Note 11 to our audited consolidated financial statements for financial information relating to our operating segments.

Pork Processing

     We maintain pork processing facilities in Missouri and North Carolina. In fiscal year 2005, 99% of the hogs processed by our Missouri processing plant came from our Missouri hog production operations. During fiscal year 2005, approximately 75% of hogs used by our North Carolina processing plant were supplied by our North Carolina hog production operations, with the remaining 25% supplied through contracts with independent producers, which produce hogs in accordance with our genetic, feed and other production specifications. To help ensure the safety and quality of our products, we use the USDA’s Hazard Analysis of Critical Control Points methodology to identify food safety hazards in our operations. This approach uses a team of technically trained individuals who are familiar with the processes to be evaluated. Each separate point in the process is identified and any hazards associated with them are assessed. Methods for monitoring the quality and safety of products as they move through these points are then developed and implemented.

     The quality management points listed below provide the basis for our Process Verified program. In December of 1998, we believe we became the first company in the pork industry to receive approval for this program from the USDA-Agricultural Marketing Service. This approval gave accreditation to the first Process Verified program which extends from live animal production through processing. While other pork companies have since received approval of their own Process Verified programs, we believe ours is the most comprehensive, encompassing live animal production through processing.

     The Process Verified program is modeled after ISO-9000 requirements that are adapted for the livestock industry, and is administered by the USDA Agricultural Marketing Service, Livestock and Seed Division. We have designated six process points throughout our process to represent our program. These quality management points are summarized as follows:

•	Every order is traceable to source farms;

•	Every phase of production is managed using a food safety based control system;

•	Production and processing systems are designed to continuously assess the effect of farm and plant processes on meat quality traits, including extensive genetic research;

•	Personnel are trained to handle livestock according to proper animal handling guidelines;

•	We are committed to environmental stewardship with the goal to protect the quality of the environment by evaluating and improving the waste management systems; and

•	All antibiotic free products are derived from market animals that have never received antibiotics through feed, water, or via injection.

     Our automated processing operations have been designed to achieve the benefits of vertical integration that are not available to non-integrated hog producing or pork processing competitors. Some of these benefits are as follows:

•	We streamline logistics, transportation and production schedules to enhance asset utilization and reduce our cost structure because of the proximity of our processing facilities to our production operations;

•	We improve the realizable value of our hogs through our control over the key factors (genetics, nutrition and environment) that affect leanness and meat quality; and

•	We believe we provide a higher level of quality and safety assurance to our customers because of our control of both production and processing.

     We believe that by controlling our own high quality, consistent hog supply, we can be among the more efficient processors in the industry and produce a consistent high-quality product whose value will be recognized in the market.

     The design of our Missouri and North Carolina processing facilities reflect four key objectives:

•	Modern equipment and proven technology have been used to build two of the most modern and technically advanced facilities in the industry;

•	The facilities are designed to emphasize worker safety to help ensure compliance with all regulations and to reduce worker injury and turnover;

•	The facilities are designed to enhance animal welfare and produce a product that is appealing to further processors and consumers (employing identification and tracking technology to help ensure quality control for the final pork product); and

•	The facilities are designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

Hog Production

     Our sow production facilities house herds generally ranging from 1,100 to 3,300 sows per unit. On average, a staff of five people is required for 1,100 sows. A typical sow production unit consists of four connected buildings, each with a specialized function— breeding, gestation, farrowing and nursery.

     The production process begins in the breeding barn, where sows are artificially inseminated. Artificial insemination maximizes breeding efficiency and productivity and allows us to utilize genetic stock that maximizes our overall productivity and quality. After four weeks, conception is verified using ultrasound technology. From the breeding barn, sows are moved to the gestation barn where they are vaccinated and placed on a special diet. The gestation period is 114-days. During this period, the sows receive a specialized diet and careful attention to health and disease control in order to improve the size and health of their litters. In our gestation buildings, sows are carefully monitored and individually fed according to body weight. A few days prior to delivery, sows are moved to the farrowing barn where they give birth to an average litter of approximately 10 offspring. Sows nurse their offspring for three weeks before they are returned to the breeding barn. At approximately 12 to 15 pounds, the offspring are moved to the nursery for a six-to-seven week period. This step requires high levels of nutrition, environmental control and minimization of disease and health risks. An increasing portion of our operations use the wean-to-finish production method where nursery pigs are transported directly to modified grow/ finish sites, skipping the traditional time spent in a nursery.

     In the next phase of production, offspring are transferred from the nursery in our sanitized trailers to our grow/finish complexes or contract growers for growth from approximately 50 pounds to a target market weight of 260 pounds. Our grow/finish complexes are comprised of temperature-controlled barns, each generally housing 950 to 1,200 hogs. A manager in charge of the complex is responsible for monitoring hog welfare and health, as well as equipment. Efficiency in finishing operations is affected by the health and environment of the hogs and the formulation of the feed. These factors, as well as the genetics of the hog, can have a substantial impact on the feed-to-gain conversion ratio (the pounds of feed required to add a pound of weight) and the average daily gain. Specialized crews support the complex managers by assisting with loading and unloading hogs, health care, and sanitation. Hogs generally remain at the grow/ finish complexes for approximately 17 weeks, gaining an average of approximately 1.7 pounds per day, until they reach market weight and are transported to a processing facility.

     Because diet is a critical factor in the efficient production of hogs and affects the quality of the final products, we have established five of our own feed mills. We can typically access feed grains on a cost-effective basis and manufacture and deliver feed to our facilities at a lower cost than we can buy it from commercial feed mills. In North Carolina, where we rely to some extent on commercial feed mills, we have established cost-effective toll milling arrangements with select mills. Due to excess milling capacity in North Carolina, we are generally able to purchase feed from these vendors on terms that help us remain a low cost producer. Our Missouri production facilities generally have our lowest feed costs because they are located close to the larger grain producing areas. Our feed costs are relatively higher in our North Carolina and Texas facilities due to higher transportation costs. Our feed mills and toll milling arrangements allow us to optimize production of our customized diets to a greater degree than would typical arrangements with third-party feed mills, which operate on a cost plus basis and provide feeds for many types of customers and animals. We achieve this through “least cost” formulations based on available feed ingredients. For example, while corn is the primary ingredient in hog feed, a large number of other grains, proteins, fats and supplements may be added, and the content and mix of feed ingredients can be managed to improve nutrition, feed-to-gain ratios and meat quality. The combined annual capacity of our five company-owned feed mills is approximately 1.4 million tons. These mills provided approximately 73% of the total feed/components used in our production operations (measured in tons) during our fiscal year 2005.

Biosecurity

     We seek to reduce the risk of disease transmission through a number of methods, including geographic separation of, and restricted access to, production facilities, strict sanitation procedures (including thermal sanitation of livestock trailers), high health genetic stock and constant monitoring and response. All units are restricted access, “shower in/ shower out” facilities. If it is necessary for a manager or worker to enter a unit other than their designated unit, a mandatory 24 to 96-hour waiting period is required. Feed purity and truck cleanliness are continually inspected and monitored. Operating procedures within the facilities are designed to stop the spread and lessen the viability of infection agents during all phases of the production process.

     We also attempt to control the risk of disease through the selection of high-health breeding stock. When disease is found, treatment is implemented to lessen its impact on performance and to prevent its spread to other facilities.

Missouri

     Our Missouri pod has both processing and production operations. The Missouri processing facility is located at Milan, Missouri and employed approximately 1,000 people as of March 26, 2005, with the capacity to process 7,400 hogs daily (on an eight hour shift) or about 2.0 million hogs per year. To help ensure the safety and quality of our products, the processing facility incorporates several innovative systems, including a new dual carbon dioxide anesthetizing system, which we believe provides improved animal handling and enhanced meat quality.

     We are exploring a possible 2-stage expansion of the Missouri facility. The first stage would involve improvements to increase the daily capacity of the facility to process approximately 10,000 hogs daily. The second phase would entail construction of facilities to support two shifts of processing. Engineering work on this potential expansion is proceeding, but we have not yet committed to this expansion proposal. Management believes that the additional hogs required for this expansion could be sourced from existing independent hog producers, who would adopt our Process Verified requirements.

     The Missouri production operation, based at Princeton, employed approximately 1,200 people as of March 26, 2005. A 116,000-sow herd produces approximately 2.1 million hogs per year. Eighty-two sow units, five nursery units and ninety-one finishing units are located on farms in five counties in Northwest Missouri. We also have grower relationships with ContiGroup and other independent growers who raise our livestock under long-term contracts that require them to follow our Process Verified requirements.

North Carolina

     Our North Carolina pod has both processing and production operations. The North Carolina processing facility is located at Clinton and employed approximately 1,200 people at March 26, 2005, processing up to approximately 10,000 hogs daily, depending on seasonality, or up to 2.6 million hogs per year. In fiscal year 2003, we completed a major renovation which increased processing capacity and included the installation of a new dual carbon dioxide anesthetizing system. As a result, we believe the plant is one of the most advanced facilities of its kind in the United States.

     The North Carolina production operation, based at Clinton, employed approximately 300 people as of March 26, 2005. A 76,000-sow herd as of March 26, 2005 produces approximately 1.4 million hogs per year. Contractual arrangements for purchasing weaned pigs produce an additional 500,000 hogs per year. There are nine sow units, three nursery units and four finishing units located on farms we own in various counties throughout the state. Most of the production operations in North Carolina are conducted on farms that are not owned by us. Instead, we have long-term contract grower agreements with local farmers who provide the land, buildings and labor needed. These grower arrangements are managed by our hog production field supervisors. The hogs are owned by us, are raised according to our specifications using our genetics, feed and supplies, and are delivered to our North Carolina processing facility. Since these arrangements allow us to control the process, from a hog’s initial genetic makeup to the pork product ultimately produced, we consider them to be a part of our integrated operations notwithstanding the fact that we do not own the farms.

     In addition to the production operations discussed above, we purchase approximately 500,000 hogs annually for our North Carolina processing operations that are not supplied by our production operations. These hogs are obtained pursuant to long-term supply arrangements with a limited number of external hog suppliers who have agreed to follow our Process Verified requirements.

Texas

     Our Texas pod has only production operations. These operations are headquartered at Dalhart, Texas and employed approximately 300 people as of March 26, 2005. A 34,000-sow herd is designed to produce approximately 600,000 hogs per year. Twenty-three sow units, six nursery units and eight finishing units are located on farms in Dallam and Hartley counties. Substantially all the hogs produced are sold under two contracts with major processors.

     In fiscal year 2003, we completed the addition of a new 10,000 sow and wean-to-finish operation at our Texas facilities. Our Texas production facilities are located on approximately 53,000 acres with adequate space and all environmental and land use permits required for further expansion.

     We have been experiencing health issues in our Texas hog production operations in recent periods due to PRRS, which is common in swine herds in the United States. PRRS has had a negative effect on reproduction and general herd health in these operations, which has decreased production volume and increased costs. We are currently operating a health-improvement program intended to stabilize the impact of PRRS in the system. This program has increased pigs born alive per sow and improved health performance in recent quarters. There can be no assurance these measures will continue to be successful.

Research and Development

     We use an applied research strategy designed to allow rapid and early implementation of technologies in production, nutrition and processing. This effort is driven by our technical team, some of whom have advanced degrees in nutrition, veterinary science, meat science, health assurance and animal welfare. This team also uses an extensive network of outside scientists and other contacts to enable us to access the latest technology.

     We continually seek to improve the genetics of our production herds and to produce hogs that are the highest quality commercially available. Our female and male breeding stock are purchased from several of the world’s leading hog genetics suppliers, which employ extensive research efforts in molecular genetics, biosecurity, food safety and meat quality to help ensure strong genetic lineage.

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

     We have a proprietary sire line genetics improvement program with Sygen (PIC), the largest hog genetics firm. This program focuses on quality characteristics of the meat and improved performance traits.

     We also have been a leader in the implementation of new technologies at our processing facilities. For example, we believe we were the first U.S. company to introduce the use of European-designed carbon dioxide anesthesia systems in pork processing to reduce livestock stress and increase meat quality and yields. Today, both of our processing facilities employ this technology. Specially designed trucks and holding areas also enhance the welfare and handling of our hogs. In addition, we use rapid chilling technologies to improve product quality traits like color, texture and moisture retention. We continue to explore additional ways to utilize robotics and ergonomic enhancements in our processing operations.

     We are committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri by 2010. See “Business— Regulation.” Included in this commitment is the soon to be completed fertilizer plant in northern Missouri that will convert waste at one of our production facilities into useable commercial grade fertilizer. We believe that this facility, which is scheduled to begin operations in the summer of 2005, will be the first plant to commercially produce an odorless, dried pellet fertilizer at a livestock production facility.

Competition

     The pork industry is highly competitive and we compete with many other pork processors and hog producers of varying sizes. Our products also compete with a large number of other protein sources, including beef, chicken, turkey and seafood. However, our principal competition comes from other large pork processors. We believe that the principal areas of competition in the pork industry are price, quality, product distribution, and brand loyalty. We believe that we are the sixth largest hog processor in the United States with a number of competitors, including Smithfield Foods (the largest pork processor) being substantially larger than we are. We believe that we are the second largest producer of hogs in the United States, but are substantially smaller than the leader, Smithfield Foods. Some of our competitors are larger than us, have greater financial and other resources and enjoy wider recognition for their branded products.

Intellectual Property

     We hold several trademark and other intellectual property rights. For example, we have registered the trademarks “Premium Farms,” “Natural Excellence,” “Premium Standard Farms,” “Premium Standard Certified,” “Fresh from the Farm Taste,” “Carolinian,” “Lundy’s,” “Tomahawk Farms,” “Fresh & Tender” and “Gold Banner” with the United States Patent and Trademark Office. We have also registered “Premium Standard Farms” in some of the foreign countries to which we sell our products. In addition to trademark registrations, we attempt to protect our unregistered marks under common law trademark laws and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection.

Employees

     We had approximately 4,100 employees as of March 26, 2005, of which approximately 2,200 were in processing, approximately 1,600 were in production and approximately 300 were in administration. None of our employees are subject to collective bargaining arrangements, although there can be no assurance that employees will not enter into such agreements in the future. We generally consider our employee relations to be good.

Regulation

Environmental, Health and Safety

     Our operations are subject to federal, state, and local environmental, health, and safety laws and regulations, including those governing air emissions and wastewater discharges and, in some jurisdictions, odor. Among other things, these laws and regulations impose standards and limitations on our waste treatment lagoons, water treatment facilities and new construction projects and regulate the management of animal waste from our hog production facilities. We also have been and are subject to lawsuits from neighboring property owners in Missouri based on the law of nuisance.

     We are committed to promoting environmental stewardship, and we strive to comply with environmental, health and safety requirements and to improve our environmental performance on a continuing basis. We cannot assure you, however, that we will at all times operate in compliance with environmental requirements, and if we fail to comply with such requirements, we could incur material penalties, fines and damages, and negative publicity.

     Environmental, health, and safety laws and regulations are subject to amendment, to the imposition of new or additional requirements and to changing interpretations by governmental agencies or courts. In particular, environmental laws and regulations may become more stringent for our industry. Additionally, various citizen and advocacy groups have been advocating changes in animal handling and environmental practices in the industry. Although we believe we are a leader in installing advanced environmental controls, more stringent requirements could result in changes in industry practices that could increase our costs and reduce margins.

     In 2003, the Environmental Protection Agency (EPA) issued Effluent Limitation Guidelines for Concentrated Animal Feeding Operations (CAFOs). These regulations require animal feeding operations to obtain wastewater permits and implement nutrient management plans. A U.S. Court of Appeals recently invalidated certain provisions of these regulations. In any event, our facilities and related operating procedures already comply with or exceed most of these requirements, and we do not anticipate any material costs in complying with these rules.

     The State of Missouri promulgated a rule that came into effect on January 1, 2002 to regulate odor emissions from large animal feeding operations such as ours. This rule required us to develop plans to reduce odor emissions and to submit such plans to state authorities, which we have done. This rule also required us to make certain changes to reduce odors at the property line to certain established levels. The Company does not anticipate material costs to comply with the rule as promulgated.

Environmental Consent Decrees and Agreements

     In order to settle enforcement actions and citizen suits, and to ensure that we, the regulatory agencies, and independent experts all agree that we are implementing appropriate advanced technology, we have entered into consent decrees with the State of Missouri, and with the federal government and a citizens group, and signed a voluntary agreement with the State of North Carolina. The decrees have generally required that we pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that we research, develop, and implement new technologies for environmental controls at our Missouri and North Carolina operations.

     In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. Our proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violations of air and water regulations. We settled that matter by entering into a second consent decree in 2004. The 2004 consent decree required us to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology we install will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, we now estimate that we will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $8.4 million has been spent as of March 26, 2005.

     In 2001, we entered into a consent decree with a citizens group and the United States to resolve alleged violations of the Clean Air Act, Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). This consent decree was built upon the 1999 consent decree with the State of Missouri referenced above and requires that the Next Generation Technology we employ meet certain performance standards, such as a 50 percent reduction in nitrogen concentration of the effluent applied to area fields over a prescribed time period. We paid a civil penalty in the amount of $350,000 in connection with this settlement.

     In 2000, we voluntarily entered into an agreement with the Attorney General of North Carolina. Under this agreement, we committed to implement “Environmentally Superior Technologies” for the management of swine waste at our company-owned farms after an independent panel determined that such technologies are both effective and economically feasible to construct and operate. Environmentally Superior Technologies are generally identified as waste treatment technologies that meet certain performance standards with respect to release of materials into the environment. We also paid $2.5 million to a fund for the development of such technologies, for environmental enhancement activities and for the defrayal of costs incurred by the state related thereto. We have met all of our commitments to date under this agreement and continue to work closely with the state’s designated representative at North Carolina State University in the development of Environmentally Superior Technologies.

     On January 21, 2005, the EPA announced the opportunity for animal feeding operations to enter into an agreement regarding air emissions from animal feeding operations. The agreement is known as the “Air Quality Compliance Agreement.” The purpose of the agreement is to allow EPA to monitor the operations and gather data for future regulations. Participating parties would pay a civil penalty. In exchange for this, the parties will receive a limited conditional release and covenant not to sue for any past violations and future violations of applicable environmental air emission laws until such time as EPA establishes emission methodologies enabling Animal Feeding Operations (AFOs) to certify compliance. EPA’s proposal is not yet final, and we are evaluating whether we will participate in this program. Our Missouri operations would not be eligible because they are subject to the consent decrees described above. As proposed by EPA, the amount of the civil penalty that would be assessed in order for our North Carolina and Texas operations to participate would not be expected to exceed $100,000. If we decide to participate in the program, we do not anticipate that the penalty and required compliance actions will have a material adverse effect on us.

Environmental Capital Expenditures

     We have incurred, and will continue to incur, significant capital and operating expenditures to comply with environmental requirements and our obligations under the consent decrees. We expect to spend about $4.0 million in fiscal year 2006, and roughly $4.0 million in fiscal year 2007. The fiscal year 2005 expenditures were primarily for the construction of Next Generation Technology in the form of a fertilizer plant in northern Missouri that will convert hog waste into commercial grade fertilizer. Our fiscal year 2006 and fiscal year 2007 expenditures will be primarily for Next Generation upgrades at certain additional farm locations.

North Carolina Moratorium

     In 1997, North Carolina enacted a moratorium on the construction of farms with more than 250 hogs or the expansion of existing large farms in North Carolina. In 2003, the moratorium was extended until 2007. North Carolina is concerned about the use of waste treatment lagoons and spray fields for the disposal of swine waste, especially in areas of that state that are prone to flooding or hurricanes. It is anticipated that this moratorium will be extended until more effective technologies are developed to protect the environment. Currently, we do not expect that the North Carolina moratorium will have a material adverse effect on us.

2003 BSE Case

     On December 23, 2003, a case of BSE was confirmed in a dairy cow in the State of Washington. On December 30, 2003, the USDA announced additional safeguards to further minimize the risk for human exposure to BSE in the United States. World markets reacted to this event and several countries banned the import of beef products from the United States, pending further investigation and action by the U.S. beef industry. For the most part, these bans continue today and have caused a moderation of beef prices in the U.S. since the discovery. The U.S. Congress has reacted by considering potential legislation that includes banning “downer” livestock from the food chain, re-assessing country-of-origin labeling, implementing mandatory animal identification and traceability requirements, and requiring potential changes in the current practice of feeding animal by-products. At this time, it is uncertain what impact these events may have on the pork industry.

Nuisance Lawsuits

     We are defendants in several lawsuits based on the law of nuisance in Missouri, including one class action lawsuit. We believe we have good defenses to these actions and intend to vigorously defend them. These lawsuits are described in more detail in “Legal Proceedings.”

ContiGroup Indemnity

     The Company indemnified its majority shareholder, ContiGroup, Inc., against any liabilities, including environmental liabilities, relating to the Missouri operations at the time that ContiGroup sold its Missouri hog production facilities to the Company and made its initial investment in 1998. This indemnification obligation currently extends to the Company’s obligations under the State of Missouri consent decree and the pending nuisance suits, as well as any potential future claims regarding our Missouri operations.

Other Regulatory Matters

     In February 2002, the U.S. Senate initially passed a Farm Bill that included a provision known as the “Johnson Amendment,” which would have prohibited meat packers, like us, from owning or controlling livestock intended for slaughter for more than fourteen days prior to slaughter. The U.S. House of Representatives passed a different version of the Farm Bill that did not contain any provision similar to the Johnson Amendment. A Conference Committee was convened for the Farm Bill, composed of members of both the House and the Senate. This Conference Committee rejected the Johnson Amendment and approved a uniform Farm Bill without the Johnson Amendment or any similar provision.

     If the Johnson Amendment had become law, it may have had a material adverse effect on our vertically integrated business. It may have caused us to consider a restructuring of our operations. We, along with industry groups, succeeded in educating lawmakers as to the adverse effects and unintended consequences of the Johnson Amendment, leading to its subsequent rejection by the Conference Committee. We and others in the industry will continue efforts to educate lawmakers, but the parties advocating passage of the Johnson Amendment continue to propose similar legislation. Legislation of this type was recently introduced in the U.S. Senate. If this or a provision like the Johnson Amendment becomes law, it could have a material adverse effect on us.

     The Country of Origin Labeling requirements became law pursuant to the Farm Security and Rural Investment Act of 2002, but implementation of the labeling requirements has been delayed. Due to our vertical integration, we do not anticipate any material compliance problems.

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

     In addition to Missouri’s “corporate farming law,” Missouri law prohibits a person who is not a citizen or resident of the United States from holding a controlling interest in a business that owns land used for farming. A controlling interest in us is not currently held by a foreign person or entity in violation of this law. Our certificate of incorporation includes provisions intended to prevent foreign ownership in violation of this law.

Executive Officers of the Registrant

     The names, ages and positions of our executive officers as of May 6, 2005, are set forth below:

Name	Age	Position(s)
John M. Meyer	43	Chief Executive Officer and Director
Robert W. Manly	52	President
Stephen A. Lightstone	59	Executive Vice President, Chief Financial Officer and Treasurer
Gerard J. Schulte	55	General Counsel and Secretary
Dennis D. Rippe	51	Vice President, Controller and Assistant Secretary
Calvin R. Held	49	Vice President Processing Operations
Richard L. Morris	54	Vice President Sales and Marketing

     Set forth below is a description of the backgrounds of each of our executive officers.

     John M. Meyer has been a Director and our Chief Executive Officer since May 1998. Prior to May 1998, he spent 15 years with ContiGroup, most recently as Vice President and General Manager of ContiGroup’s pork division. While with ContiGroup, Mr. Meyer served in the sales, credit and financial services functions.

     Robert W. Manly has been our President since October 1996. From April 1986 to October 1996, Mr. Manly served as Executive Vice President of Smithfield Foods, Inc., a meat producer and processor. He also served as President and Chief Operating Officer of the Smithfield Packing Company, a subsidiary of Smithfield Foods from June 1994 to June 1995. Mr. Manly held the position of Assistant to the President of IBP, Inc., a meat producer and processor from January 1981 to April 1986.

     Stephen A. Lightstone has been our Executive Vice President, Chief Financial Officer and Treasurer since August 1998. From 1983 to 1998, Mr. Lightstone was with Payless Cashways, Inc., a building materials retailer, most recently serving as Senior Vice President, Chief Financial Officer and Treasurer.

     Gerard J. Schulte has been our General Counsel and Secretary since July 1998. Mr. Schulte has been Vice President and Assistant General Counsel of ContiGroup Companies, the majority shareholder of the Company, since February 2001, and previously served as Vice President and General Counsel of ContiIndustries, an operating group of ContiGroup Companies, since 1990.

     Dennis D. Rippe has been our Vice President, Controller and Assistant Secretary since January 1999. Prior to that date, Mr. Rippe had been our Vice President Finance and Administration-Operations (Missouri) since February 1997.

     Calvin R. Held has been our Vice President of Processing Operations since April 2004. Prior to that date, Mr. Held was the Company’s Vice President of Milan, Missouri Processing Operations from December 1994 to April 2004 and was Controller of Farm Production and the Milan, Missouri Plant from August 1992 to December 1994. From 1978 to 1992, Mr. Held was with Jimmy Dean Foods, a division of the Sara Lee Corporation, a manufacturer and marketer of consumer products.

     Richard L. Morris has been our Vice President of Sales and Marketing since November 2003. Prior to joining the Company, Mr. Morris was a consultant with Morris Group, a consulting company, from September 2002 to November 2003, and prior to that spent 22 years with Sara Lee Corporation, a manufacturer and marketer of consumer products, and affiliates from February 1980 to August 2002, most recently as Vice President of Distributor Sales-Meat and Bakery with Sara Lee Foodservice.

Available Information

     Additional information regarding the company can be found at our Internet address (http://www.psfarms.com), provided that none of the information contained on our website is incorporated by reference into this report on Form 10-K. We file annual, quarterly and current reports with the SEC. These reports, and any amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available by us free of charge on our Internet website as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

Item 2. Properties

Pork Processing

     We own two pork processing facilities located in Missouri and North Carolina. Combined, these two facilities have the capacity to process approximately 4.6 million hogs per year.

     The Missouri facility has a processing capacity of 7,400 hogs per day and is one of the most modern and technically advanced facilities of its kind. Substantially all of the hogs processed at this plant are produced by our Missouri hog production operation.

     In fiscal year 2003, we completed a major renovation of our North Carolina processing facility which increased its processing capacity. The facility is now capable of processing up to approximately 10,000 hogs daily, depending on seasonality and market conditions, and we believe it is now, along with our Missouri processing plant, one of the most advanced facilities of its kind in the United States. The majority of the hogs processed at the facility are provided by our North Carolina hog production operations with the remainder being sourced from outside suppliers.

Hog Production

     We have a combination of owned, contracted and leased hog production facilities which support approximately 270,000 sows and their respective offspring. As detailed below, there are three geographic areas where our hog production operations are located.

     The Missouri production operation has a 116,000-sow herd which produces approximately 2.1 million hogs per year. The production facilities are located on approximately 44,000 acres and are supported by three owned feedmills with a combined annual capacity of 840,000 tons per year. Of these 44,000 acres, approximately 6,200 acres are owned by ContiGroup but the facilities located thereon are owned by us. See “Certain Relationships and Related Transactions.”

     The Texas production operation has a 34,000-sow herd which is designed to produce approximately 600,000 hogs per year. The production facilities are located on approximately 53,000 acres and are supported by one owned feedmill with an annual capacity of 220,000 tons per year.

     The North Carolina production operation has a 76,000-sow herd which produces approximately 1.4 million hogs per year. Most of the production operations in North Carolina are conducted on farms that are not owned by us. The hogs, however, are owned by us. Our North Carolina production operations are supported by one owned feedmill with an annual capacity of 380,000 tons per year and through an arrangement with a large feedmill operator for the rest of our feed requirements.

Headquarters

     Our corporate office is located in Kansas City, Missouri, and consists of approximately 18,000 square feet of leased space. This lease has an initial term expiring in July 2013.

     All of our Missouri production and processing facilities, as well as substantially all of our inventory, breeding stock and receivables, are subject to liens under our credit agreement.

Item 3. Legal Proceedings

     Two suits based on the law of nuisance were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and Michael Adwell, et al. vs. PSF, et al.). Two other suits based on the law of nuisance were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al., and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. The plaintiffs allege that odors from these farms interfered with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We believe we have good defenses to these actions and intend to vigorously defend these suits.

     In May 2004, the same lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We have removed this case to the U.S. District Court in Kansas City, Missouri. We believe we have good defenses to this action and intend to vigorously defend this suit.

     On November 30, 2004, International Casings Group (“ICG”) filed an action against us in the Federal Court in Kansas City, Missouri (International Casings Group, Inc. vs. Premium Standard Farms, Inc.) seeking a preliminary injunction and specific performance of a contract by which we sold product from our Clinton and Milan plants to ICG. We believed we had properly terminated our contractual relations with ICG, but the Court has granted ICG a preliminary injunction. We believe we have good defenses to this action and intend to vigorously defend this suit.

     In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of the proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     (a) Market Information. There is no established public trading market for our common stock.

     (b) Holders. As of March 26, 2005, there were approximately 150 record holders of the Class A Common Stock and one record holder of the Class B Common Stock.

     (c) Dividends. On May 6, 2005, the board of directors declared a 145-for-1 stock split in the form of a stock dividend on account of its common stock. Except for this stock dividend, the Company, and its predecessor, PSF Group Holdings, Inc., has not declared or paid any dividends on its common stock since its issuance. Our credit agreement limits the amount of cash dividends the Company may pay to $15 million annually. For more detailed information on our current credit facility, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” and Notes to our audited Consolidated Financial Statements.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding our equity compensation plans as of March 26, 2005 (giving effect to the 145-for-1 stock split discussed above):

	A	B	C
Number of Securities
Remaining Available for
	Number of Securities		Future
	to be Issued Upon	Weighted Average	Issuance Under Equity
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Those in
Plan Category	Rights	Warrants and Rights	Column A)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	952,859	$11.49	1,222,141

Total	952,859	$11.49	1,222,141

Item 6. Selected Financial Data

     The following table sets forth our selected historical consolidated financial information and other data for the periods presented. The consolidated financial information for the fiscal years ended March 31, 2001, and March 30, 2002, was derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants, which has ceased operations. The consolidated financial information presented for the fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005, was derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent registered public accounting firm. This data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto.

	Fiscal Year Ended(1)(2)
	March 31,	March 30,	March 29,	March 27,	March 26,
	2001	2002	2003	2004	2005
		(dollars in thousands, except per share data)
Statement of Operations Data:

Net sales	$540,576	$674,946	$608,414	$730,737	$927,571
Cost of goods sold	456,184	589,183	631,870	696,751	774,512

Gross Profit	84,392	85,763	(23,456)	33,986	153,059
Selling, general and administrative expenses	19,413	21,551	18,267	17,397	26,068
Goodwill amortization (3)	2,436	—	—	—	—
Other (income) expense, net	1,210	(558)	(2,293)	(597)	(826)

Operating income (loss)	61,333	64,770	(39,430)	17,186	127,817
Interest expense, net	23,952	20,404	23,745	24,700	20,155
Loss on early extinguishment of debt	—	2,192	—	—	—
Income tax expense (benefit)	15,367	16,809	(24,575)	(2,923)	40,004

Net income (loss)	$22,014	$25,365	$(38,600)	$(4,591)	$67,658

Earnings (loss) per share(4):
Basic	$0.73	$0.82	$(1.25)	$(0.15)	$2.19
Diluted	0.73	0.82	(1.25)	(0.15)	2.18
Shares used to calculate earning (loss) per share(5):
Basic	30,260,215	30,928,593	30,928,593	30,928,593	30,928,593
Diluted	30,276,933	30,952,196	30,928,593	30,928,593	31,015,665

Other Data:

Capital expenditures	$43,224	$96,232	$35,505	$41,884	$44,298
Pounds of pork sales (millions)	603.88	675.02	737.95	786.22	844.24
Total hogs processed (millions)	3.02	3.66	4.07	4.28	4.46

Balance Sheet Data (At Period End):

Working capital	$119,764	$120,097	$139,523	$164,750	$159,962
Total assets	773,440	806,268	777,780	758,832	736,966
Total long-term debt and capital leases (including current portion)	267,216	271,411	303,902	285,902	176,088
Shareholders’ equity	357,837	383,567	344,295	340,012	407,724

(1)	The financial information presented for the years ended March 31, 2001, March 30, 2002, March 29, 2003, March 27, 2004, and March 26, 2005, reflect our acquisition of The Lundy Packing Company on August 25, 2000 and our acquisition of Premium Standard Farms of North Carolina, Inc. on September 22, 2000, both of which were accounted for in accordance with the purchase method of accounting. See Item 1 “Business— Our History.”

(2)	Our fiscal year is the 52 or 53-week period ending on the last Saturday in March. Fiscal year 2001 consisted of 53 weeks, whereas each of fiscal years 2002, 2003, 2004 and 2005 consisted of 52 weeks.

(3)	In accordance with Statements of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” we discontinued amortizing goodwill over the estimated useful life beginning in fiscal year 2002.

(4)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.

(5)	On May 6, 2005, the board of directors declared a 145-for-1 stock split in the form of a stock dividend on account of its common stock. This stock dividend has been retroactively applied to the shares outstanding for each year shown.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our business. See “Forward-Looking Statements.” Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

     Historically, the United States pork industry has been highly cyclical in nature due to the natural inverse relationship of prices and production and the tendency of independent hog producers to increase production levels in response to higher hog prices. A typical cycle begins with higher hog prices, which leads to incremental production. This, in turn, leads to overproduction, which drives market prices lower. Eventually, lower market prices will generally cause production to moderate or decline which generally leads to higher market prices. Because of the length of the production cycle, there is relatively little ability of hog producers to adjust their production in the short-term, although some changes in supply may occur through net increases or decreases of pork products held in freezers.

     We operate in two business segments— pork processing and hog production. The costs of pork processors are highly dependent on the cost of hogs, and net sales are determined in large part by the prices they receive (cut-out prices) for pork products. Conversely, cost of goods sold from hog production is determined in large part by the costs of feed, primarily corn and soybean meal, and net sales from hog production are highly dependent on the prices the producer receives for hogs. Sales of hogs from our production segment are transferred to our processing segment at daily market prices. High feed prices can negatively impact production results since these increases can raise the costs to the producer. Given the volatility of prices of these commodities, the results of both our segments can vary substantially.

     The prices for all of these commodities are volatile and the spreads between these prices vary substantially. High prices for hogs normally hurt the profitability of processing operations unless pork prices increase sufficiently to offset these cost increases. On the other hand, hog producers tend to record better results when prices for hogs are high, especially in relation to grain prices. As a result of changes in the hog and pork prices, results of our pork processing segment in certain periods may be better or worse than results for our production segment.

     The following graphs set forth various hog, pork and grain price data for recent periods and illustrate the volatility in market prices.

Pork and Hog Prices (April 2002-March 2005)

(1)	Average monthly price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(2)	Average monthly price based on the 185# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA.

Corn $/Bushel (April 2002-March 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (April 2002-March 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.

     On March 24, 2005, the USDA issued its Hogs and Pigs Inventory Report that indicated a 0.3% decrease in the breeding herd and current hog inventories just fractionally above the 2004 level. Continued strong demand has kept hog prices at relatively high levels for the fiscal year ended March 26, 2005. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future.

     On January 12, 2005, the USDA issued a crop production report, showing a record corn crop of 11.8 billion bushels, up 1.7 billion bushels from the prior year. In the same report, the USDA reported a record 3.2 billion bushel soybean crop, which is 700 million bushels greater than the previous year. Both of these estimates of production have moderated the near-term price increases of corn and soybean meal, the primary ingredients in our feed rations.

Components of Revenue and Expenses

Net Sales

     Our net sales are generated from the sale of pork products to retailers, wholesalers, foodservice suppliers, further processors, export buyers, and to a lesser extent the sale of hogs to other pork processors. Sales of hogs from our production segment are transferred to our processing segment at daily market prices. In fiscal year 2005, sales of pork products accounted for approximately 91% of our net sales, with the remaining 9% coming from sales of hogs to outside processors.

     Pork product sales are of primal cuts, such as hams, loins, bellies, butts, picnics and ribs, and to a lesser extent cooked pork, further processed pork and pork by-products. Primal cuts are also converted further into boneless items or, in our North Carolina operations, further processed into items such as smoked hams, sliced bacon and microwave cooked bacon. Our processing revenues are primarily driven by the operating rate of our facilities and the value that we extract from the hogs that we process. For our fiscal years ended March 29, 2003, March 27, 2004 and March 26, 2005, we processed 4.1 million, 4.3 million and 4.5 million hogs, respectively. Our Missouri processing plant is currently capable of processing 7,400 hogs per day and our North Carolina processing plant is currently capable of processing up to approximately 10,000 hogs per day, depending on seasonality. The value that we extract from hogs processed is primarily driven by pork prices, processing yields and to a lesser extent, by product mix, as premium products, boneless and further processed products generate higher prices and operating margins.

     Wholesale pork prices fluctuate seasonally and cyclically due to changes in supply and demand for pork. We believe that our vertical integration allows us to obtain higher prices for our products than our more commodity-oriented competitors.

     We utilize hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to reduce earnings volatility and secure future margins. Our hedging contracts relating to hogs are marked to market monthly. Consequently, any gains or losses on these instruments are reflected in net sales. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

     Historically, hog prices have experienced cyclical and seasonal supply and demand fluctuations. Revenue from the sale of hogs is driven by the number of hogs sold (in excess of what our processing facilities require), the average weight, and the current market price (including any quality premiums). Our excess hogs are sold to other processors.

Cost of Goods Sold

     Our cost of goods sold is driven primarily by several key factors. For our pork processing operations, the main costs (excluding hogs) are labor, packaging, utilities, facility and freight expenses. Given the high fixed costs required to build, maintain and operate a processing plant, unit costs are impacted by processing volumes. The costs associated with our North Carolina pork processing facility reflect the fact that approximately one-quarter of the hogs processed at this facility are purchased at market prices from independent local farmers under long-term supply contracts.

     For our hog production operations, the main costs are feed, labor, utilities, and facility expenses which include maintenance, depreciation and contract grower fees. The costs associated with feed generally represent 50% to 60% of the total cost to raise a hog depending on the price of corn and soybean meal, which constantly fluctuates. Increases in the price of these commodities result in increases in our feed costs, while decreases reduce our feed costs. The relative impact of price changes in these commodities varies based on the percentage that each makes up in our feed composition. Our hedging contracts relating to grains are marked to market monthly. Consequently, any gains or losses on these instruments are reflected in cost of goods sold. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” We are proactive in recognizing opportunities to improve our cost structure and strive to be one of the lowest cost producers in the industry.

Selling, General and Administrative Expenses

     Selling expenses consist primarily of compensation and benefits for company-employed sales people as well as trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, accounting, information technology and legal expenses.

Interest expense, net

     Interest expense, net consists of (i) interest expense (primarily on our bank indebtedness and 9 1/4% senior notes), including any amortization of deferred financing costs, less (ii) interest income.

Other income (expense)

     Other income (expense) primarily includes income (expense) from our 50% ownership interest in L&H Farms, a hog production facility in North Carolina, Oldham’s LLC, a sow processing facility in Kansas, and Crystal Peak Technologies, LLC, an animal waste technology company. It also includes the minority interest of a partner in our majority-owned subsidiary, L&S Farms, a hog production facility in North Carolina, and, in fiscal year 2003, the proceeds paid to us from a favorable settlement of litigation. For additional information on our joint ventures, see

Note 6 to our audited consolidated financial statements in this report on Form 10-K.

Results of Operations

Fiscal Year Ended March 26, 2005 Compared to the Fiscal Year Ended March 27, 2004

     The following table presents selected historical financial information for our processing and production segments for the fiscal years ended March 27, 2004 and March 26, 2005. The columns under year-to-year change show the dollar and percentage change from the respective fiscal years ended March 27, 2004 and March 26, 2005. Intersegment sales are based on daily market prices.

	Fiscal Year Ended		Year-to-Year Change

				Percentage
	March 27, 2004	March 26, 2005	2004 to 2005	Change(1)
		(in millions, except percentages)
Net Sales
Processing	$663.5	$850.8	$187.3	28.2%
Production	452.3	628.9	176.6	39.0%
Intersegment	(385.1)	(552.1)	(167.0)	(43.4)%

Total Net Sales	$730.7	$927.6	$196.9	26.9%

Gross Profit
Processing	$38.2	$29.8	$(8.4)	(22.0)%
Production	(4.2)	123.3	127.5	NM

Total Gross Profit	$34.0	$153.1	$119.1	350.3%

Operating Income (loss)
Processing	$34.7	$24.7	$(10.0)	(28.8)%
Production	(4.2)	123.4	127.6	NM
Corporate	(13.3)	(20.3)	(7.0)	(52.6)%

Total Operating Income	$17.2	$127.8	$110.6	643.0%

(1) NM-not meaningful

Consolidated

     Net Sales. Net sales increased by $196.9 million, or 26.9%, to $927.6 million in fiscal year 2005 from $730.7 million in fiscal year 2004. The increase was attributed to an increase in prices of $164.9 million, combined with an increase in volume of $43.2 million, partially offset by a $11.2 million charge recorded in net sales for hog futures contracts. Overall, hog and wholesale pork prices increased compared to the prior period despite larger than expected supplies of pork industry wide. Solid domestic and export demand have been influenced by several factors including a decrease in production of beef, the continuing effect of the first case of BSE in a cow in the United States, the avian influenza virus affecting the poultry industry and diet trends among Americans kept demand for pork products strong. See “Segment Analysis” below for comments on changes in sales by business segment.

     Gross Profit. Gross profit increased by $119.1 million, or 350.3%, to $153.1 million in the fiscal year 2005 from $34.0 million in fiscal year 2004. As a percentage of net sales, gross profit increased to 16.5% in fiscal year 2005 from 4.7% in fiscal year 2004. The current year gross profit increase is primarily the result of higher hog and wholesale pork prices as mentioned above, partially offset by a 5.0% increase in costs to produce our products during fiscal year 2005 compared to fiscal year 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.7 million, or 49.8%, to $26.1 million in fiscal year 2005 from $17.4 million in fiscal year 2004. Selling, general and administrative expenses as a percentage of net sales were 2.8% in fiscal year 2005 compared to 2.4% in fiscal year 2004. The dollar increase is primarily attributable to accruals relating to bonuses and incentive plans, which reflect our improved profitability during fiscal year 2005.

     Operating Income. Operating income increased by $110.6 million, or 643.0%, to $127.8 million in fiscal year 2005 from $17.2 million in fiscal year 2004. The increase is attributable to the factors mentioned above.

     Interest Expense, net. Interest expense, net, decreased by $4.5 million, or 18.2%, to $20.2 million in fiscal year 2005 from $24.7 million in fiscal year 2004. The decrease is attributed to less average total debt outstanding during fiscal year 2005 compared to the same period in the prior year. See “Liquidity and Capital Resources” below for more information.

     Income Tax Expense (Benefit). Our effective tax rate was 37.2% in fiscal year 2005 and 38.9% in fiscal year 2004. The decrease was the result of a change in estimate of the deferred tax rate.

Segment Analysis

Pork Processing

     Net Sales. Net sales increased $187.3 million, or 28.2%, to $850.8 million in fiscal year 2005 from $663.5 million in fiscal year 2004. The increase resulted from a 22.9% increase in pork product sales prices, combined with a 4.3% increase in volume processed compared to last year. Export sales increased 73% primarily representing increased sales to Japan and Mexico. The increase in volume was primarily attributable to an increase in Saturdays worked at both of our processing facilities, the need for which resulted from an increase in the number of hogs available for processing as a result of improved productivity at our production facilities.

     Gross Profit. Gross profit decreased by $8.4 million, or 22.0%, to $29.8 million in fiscal year 2005 from $38.2 million in fiscal year 2004. While overall sales prices increased 22.9%, our cost to purchase hogs increased by 34.5%. In absolute dollars, the sale price increase of the pork products outpaced the cost increase of hogs by $3.9 million compared to last year. However, other processing costs, primarily labor and freight, increased $12.3 million, or 2.8% on a per head basis, compared to the prior year. The increase in labor is related to increases in management bonus accruals, benefits, and overtime pay for increased Saturdays worked. The increase in freight is related to increase in fuel prices and product volumes shipped.

     Operating Income. Operating income decreased by $10.0 million, or 28.8%, to $24.7 million in fiscal year 2005 from $34.7 million in fiscal year 2004. The decrease was attributed to the factors mentioned above coupled with increased sales and marketing bonuses accrued and increased marketing expenses associated with value added products.

Hog Production

     Net Sales. Net sales increased by $176.6 million, or 39.0%, to $628.9 million in fiscal year 2005 from $452.3 million in fiscal year 2004. The increase primarily resulted from a 31.9% increase in hog sales prices, coupled with a 7.8% increase in volume attributable to increases in production, primarily in Missouri and North Carolina. As mentioned above, losses recorded for hog futures contracts had an $11.2 million negative impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations and Comprehensive Income (Loss).

     Gross Profit. Gross profit increased by $127.5 million to $123.3 million in fiscal year 2005 from a loss of $4.2 million in fiscal year 2004. The increase was primarily the result of higher hog sales prices as mentioned above, partially offset by an 2.9% increase in hog production costs on a per hundred weight basis compared to the prior year. The majority of the increase in hog production cost was due to higher feed input costs compared to fiscal year 2004. Feed input costs were 50.7% of cost of goods sold in fiscal year 2005, compared to 50.3% for fiscal year 2004.

     Operating Income. Operating income increased by $127.6 million to $123.4 million in fiscal year 2005 from a loss of $4.2 million in fiscal year 2004. The increase is attributed to the factors mentioned above.

Fiscal Year Ended March 27, 2004 Compared to the Fiscal Year Ended March 29, 2003

     The following table represents selected historical financial information for our processing and production segments for the fiscal years ended March 29, 2003 and March 27, 2004. The columns under year-to-year change show the dollar and percentage change from the respective fiscal years ended March 29, 2003 and March 27, 2004. Intersegment sales are based on market prices.

	Fiscal Year Ended		Year-to-Year Change

				Percentage
	March 29, 2003	March 27, 2004	2003 to 2004	Change(1)
		(in millions, except percentages)
Net Sales
Processing	$553.6	$663.5	$109.9	19.9%
Production	355.6	452.3	96.7	27.2%
Intersegment	(300.8)	(385.1)	(84.3)	(28.0)%

Total Net Sales	$608.4	$730.7	$122.3	20.1%

Gross Profit
Processing	$39.8	$38.2	$(1.6)	(4.0)%
Production	(63.3)	(4.2)	59.1	93.4%

Total Gross Profit	$(23.5)	$34.0	$57.5	NM

Operating Income (loss)
Processing	$34.4	$34.7	$0.3	0.9%
Production	(63.1)	(4.2)	58.9	93.3%
Corporate	(10.7)	(13.3)	(2.6)	(24.3)%

Total Operating Income (loss)	$(39.4)	$17.2	$56.6	NM

(1) NM-not meaningful

Consolidated Results

     Net Sales. Net sales increased by $122.3 million, or 20.1%, to $730.7 million in fiscal year 2004 from $608.4 million in fiscal year 2003. The increase was attributed to an increase of prices of $105.3 million, which includes a $3.9 million increase in gains recorded for hog futures contracts, combined with an increase in volume of $17.0 million. Overall, hog and wholesale pork prices increased compared to the prior period despite an increase in pork produced compared to the prior year. Demand for pork products has been very high due to a decrease in production of competing proteins, the discovery of the first case of BSE in a cow in the United States, the Avian Influenza virus affecting the poultry industry, and trends in diet among Americans in general. See “Segment Analysis” below for comments on changes in sales by business segment.

     Gross Profit. Gross profit increased by $57.5 million to $34.0 million in fiscal year 2004 from a loss of $23.5 million in fiscal year 2003. As a percentage of net sales, gross profit increased to 4.7% in fiscal year 2004 from (3.9)% in fiscal year 2003. This increase was due to the increase in sales prices mentioned above, offset with a 7.3% increase in costs to produce our products. See “Segment Analysis” below for comments on changes in gross profit by business segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.9 million, or 4.9%, to $17.4 million in fiscal year 2004 from $18.3 million in fiscal year 2003. This change was primarily attributable to decreased legal fees. Selling, general and administrative expenses decreased as a percentage of net sales to 2.4% in fiscal year 2004 from 3.0% in fiscal year 2003.

     Operating Income (Loss). Operating income increased by $56.6 million to $17.2 million in fiscal year 2004 from an operating loss of $39.4 million in fiscal year 2003. The increase was attributable to the factors mentioned above.

     Interest Expense, net. Interest expense, net, increased by $1.0 million, or 4.0%, to $24.7 million in fiscal year

2004 from $23.7 million in fiscal year 2003. The increase was attributed to an increase in total interest-bearing debt outstanding and increased amortization of deferred financing costs which are charged to interest expense related to recent bank credit amendments, offset slightly by lower interest rates on our variable rate debt. See “Liquidity and Capital Resources” below for more information.

     Income Tax Benefit. Our effective tax rate was 38.9% in the fiscal years 2004 and 2003.

Segment Analysis

Pork Processing

     Net Sales. Net sales increased $109.9 million, or 19.9%, to $663.5 million in fiscal year 2004 from $553.6 million in fiscal year 2003. The increase resulted from a 14.0% increase in pork product sales prices, combined with a 5.1% increase in volume processed compared to the same period last year. Substantially all of the increase in volume was attributable to increased capacity utilization at our Clinton, North Carolina processing plant.

     Gross Profit. Gross profit decreased by $1.6 million, or 4%, to $38.2 million in fiscal year 2004 from $39.8 million in fiscal year 2003. The decrease primarily resulted from lower margins on pork products resulting from 21.7% higher hog costs from internal transfers and external purchases, partially offset with higher volume through the plants. Freight costs increased by $4.1 million, or 15.5%, as a result of higher volume shipped and higher charges incurred to transport the product. Processing costs on a per unit basis were comparable for fiscal years 2004 and 2003.

     Operating Income. Operating income increased by $0.3 million to $34.7 million in fiscal year 2004 from $34.4 million in fiscal year 2003. The increase was attributed to the factors mentioned above.

Hog Production

     Net Sales. Net sales increased by $96.7 million, or 27.2%, to $452.3 million in fiscal year 2004 from $355.6 million in fiscal year 2003. The increase primarily resulted from a 22.9% increase in hog sales prices, combined with a 2.4% increase in volume attributable primarily to the effects of increased contract production in North Carolina. As mentioned above, gains recorded for hog futures contracts had a $3.9 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations and Comprehensive Income (Loss).

     Gross Profit. Gross profit increased by $59.1 million to a loss of $4.2 million in fiscal year 2004 from a loss of $63.3 million in fiscal year 2003. The increase was primarily the result of a higher volume of hogs produced and higher hog sales price mentioned above. Hog production costs per hundredweight were 6.1% higher during fiscal year 2004 compared to fiscal year 2003. The majority of the increase in hog production costs was due to higher feed input costs compared to the same period last year and, to a lesser extent, production deficiencies in Texas due to the impact of health issues.

     Operating Loss. Operating loss improved by $58.9 million to an operating loss of $4.2 million in fiscal year 2004 from an operating loss of $63.1 million in fiscal year 2003. The increase is attributed to the factors mentioned above.

Seasonality

     The following represents the unaudited quarterly results of operations for our last eight completed fiscal quarters. All amounts are expressed in thousands.

		Fiscal Year 2004				Fiscal Year 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$171,132	$178,310	$199,766	$181,529	$212,136	$218,831	$246,759	$249,845
Gross profit	7,532	12,632	9,043	4,779	24,277	29,980	48,600	50,202
Net income (loss)	(1,741)	1,417	(751)	(3,516)	9,389	11,894	22,996	23,379

     Our quarterly operating results are influenced by seasonal fluctuations in the price of our primary feed components, corn and soybean meal, and by seasonal fluctuations in wholesale pork prices and hog prices. The prices we pay for our feed components are generally lowest in August, September and October, which corresponds with the corn and soybean harvests. Generally, the prices for these commodities will increase over the following months leading up to the next harvest due to the increased storage costs. As a result, our costs in the production side of our business tend to increase during this period.

     Hog and wholesale pork prices are similarly affected by seasonal factors. It takes approximately 11 months from conception for a hog to reach market weight, and because sows are less productive in summer months as a result of seasonal conditions, there are generally fewer hogs available in the following summer months. This decrease in supply of hogs typically causes hog and wholesale pork prices to be higher on average during these months. Conversely, there are generally more hogs available in the months of October, November and December, which generally causes hog and wholesale pork prices to be lower on average during these months.

     As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our sales and operating margins between quarters within a single fiscal year are not necessarily as meaningful as longer term comparisons and cannot be relied upon as indicators of our future performance.

Liquidity and Capital Resources

     Our primary sources of financing have been cash flow from operations, bank borrowings and a senior note offering that was completed in fiscal year 2002. Our ongoing operations will require the availability of funds to service debt, fund working capital and make capital expenditures on our facilities. We expect to finance these activities through cash flow from operations and from amounts available under our credit agreement.

     Net cash flow provided by (used in) operating activities was $149.9 million, $41.7 million and ($17.4) million for fiscal years 2005, 2004 and 2003, respectively. The improvement in fiscal year 2005 compared to fiscal year 2004 was primarily due to an increase in net income, the use of our remaining net operating loss carryforwards to reduce cash tax payments and a decrease in working capital requirements partially offset by an increase in non-cash gains on the sales of fixed assets.

     Net cash flow used in investing activities was $23.6 million, $23.5 million and $25.9 million in fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, net cash used in investing activities was spent as follows:

•	Approximately $9 million was spent for continuing improvements of our pork processing facilities;

•	Approximately $11 million was spent for continuing improvements of our hog production facilities, and investments to develop and implement new technologies for improved waste handling; and

•	The remainder was spent for purchases of breedstock.

     In fiscal year 2005, 2004 and 2003, we received proceeds from disposal of property, plant, equipment and breeding stock of $20.7 million, $18.4 million and $11.7 million, respectively. During fiscal years 2005, 2004 and 2003, disposal of property, plant, equipment and breeding stock consisted primarily of culled breeding stock. The increase in proceeds is directly related to the increase in hog sales prices which help determine the cull sow sale prices.

     Net cash flow (used in) provided by financing activities was ($116.3) million, ($18.2) million and $36.1 million in fiscal years 2005, 2004 and 2003, respectively. During fiscal years 2005 and 2004, excess cash generated was used to pay down outstanding debt. During fiscal year 2003, we borrowed money to fund working capital needs and capital expenditures.

      On April 9, 2004, we entered into an amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders, which provided for a $175.0 million revolving credit facility. The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. At March 26, 2005, we had no borrowings outstanding under the credit agreement, $11.2 million in letters of credit and $163.8 million available for borrowing. All borrowings under the revolving credit facility mature on April 9, 2009.

     On April 20, 2005, we amended the credit agreement to reduce the applicable margin and to permit:

•	the contemplated initial public offering of our shares of common stock by certain holders thereof,

•	the merger of PSF Group Holdings, Inc., our parent, with and into us, and

•	the Tender Offer for our 9 1/4% Notes.

     As of May 9, 2005, the credit agreement was amended to provide for extension of credit not to exceed $220.0 million from the previous limit of $175.0 million.

     Our borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of our inventory, breeding stock and receivables, as well as our production and processing facilities.

     Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.0% determined by our leverage ratio.

     Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.

     The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. We are required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $55,000,000 as of the end of each quarter in fiscal year 2006 and $60,000,000 as of the end of each fiscal quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 6.0-to-1.0 as of the end of each quarter through fiscal year 2006, 5.0-to-1.0 as of the end of each quarter in fiscal year 2007 and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At March 26, 2005, we were in compliance with all covenants under the credit agreement.

     In addition, the credit agreement contains the following negative covenants, among others: limitations on encumbrances, disposal of assets, acquisitions, additional indebtedness, capital investment and pre-payment of subordinated debt. The credit agreement limits also the amount of cash dividends we may pay to $15.0 million annually.

     The credit agreement specifies certain events of default, including, among others: failure to pay principal, interest or other amounts, violation of covenants, inaccuracy of representations and warranties, default with respect to other material indebtedness, certain bankruptcy and insolvency events and certain undischarged judgments.

     Total indebtedness at March 26, 2005 was $177.2 million, as compared to $287.1 million at March 27, 2004, excluding unamortized discount on our 9 1/4% Notes of $1.1 million and $1.2 million, respectively.

     On May 9, 2005, we completed the Tender Offer with respect to the 9 1/4% Notes pursuant to which we purchased $173,000,000 principal amount of the aggregate $175,000,000 of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the existing bank credit agreement and available cash and will result in a charge of approximately $21.8 million to be recognized in the first quarter of fiscal year 2006. Giving effect to the completion of the Tender Offer, we had as of May 9, 2005 outstanding borrowings under our credit agreement (as amended through May 9, 2005) of approximately $156.9 million and outstanding letters of credit of approximately $11.2 million, and approximately $51.9 million available for borrowing.

      We have signed a term sheet with our agent bank to create a new bank term credit facility, under which we would borrow $125.0 million for ten years with the majority of this loan being due at the end of this ten-year period. We do not have a commitment for this facility at this time. We and our agent bank have started the syndication process with the intent to procure commitments and close the new term loan within approximately 60 days. This new term loan will be secured, along with the loan under our existing credit agreement, by liens on substantially all of our assets. We have entered into a ten-year $125.0 million swap agreement as of May 9, 2005 which will convert the interest on this loan to an effective fixed interest rate of approximately 5.9%. We would contemplate that the proceeds of the term loan would be used to reduce borrowings under the existing credit agreement and, in such event, that the aggregate commitment under the existing credit facility would be reduced back to $175.0 million from $220.0 million.

     In fiscal year 2006, we expect to spend approximately $41 million on net capital expenditures as follows:

•	Approximately $17 million in upgrades and improvements in our processing operations;

•	Approximately $14 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $10 million in net breedstock purchases.

     We believe that available borrowings under our credit agreement and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit agreement in an amount sufficient to enable us to pay our existing indebtedness, or to fund our other liquidity needs.

     If we consummate any material acquisitions or expand our operations, we may need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available. Acquisitions or further expansion of our operations could cause our leverage to increase. To finance any acquisition or joint venture, we may use availability under the credit agreement, equity financing or other financing alternatives available at the time.

Contractual Cash Obligations

     The following table represents a summary of our contractual cash obligations as of March 26, 2005, as adjusted for the Tender Offer and related transactions.

	Payments due by period
			1-3	4-5	More than
Contractual Cash Obligations	Total	Current	Years	Years	5 Years

Credit agreement and senior notes(1)	$175,000	$—	$—	$173,000	$2,000
Interest on 9 1/4% senior notes	7,648	6,630	370	370	278
Capital lease obligations	2,158	801	1,263	94	—
Operating leases	18,749	5,498	7,172	3,914	2,165
Unconditional purchase obligations(2)	10,389	10,389	—	—	—

Total contractual cash obligations	$213,944	$23,318	$8,805	$177,378	$4,443

(1)	Amounts do not include interest under the credit agreement because amounts borrowed under the credit agreement bear interest at fluctuating rates.

(2)	Represents forward grain purchase contracts.

     The following amounts are not included in above table:

     Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 11% of our hog production segment’s cost of goods sold for fiscal year 2005. All of these contracts are cancelable by us if the producer fails to perform in accordance with our performance standards.

     At our North Carolina pork processing facility, we have contracts with producers to provide us with hogs for the amount we do not produce at our owned or contracted hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years we are contracted to purchase approximately 1,260,000 hogs under these contracts.

     Under the 2004 Missouri Consent Decree with the Attorney General and the amended 2002 Federal Consent Decree with the United States Environmental Protection Agency (“EPA”) we are committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri by 2010. Included in this commitment is the soon to be completed fertilizer plant in northern Missouri that will convert solid waste into useable commercial grade fertilizer. We currently estimate, based on known technology, that we may spend approximately $33 million to satisfy this commitment, of which $8.4 million had been spent as of March 26, 2005.

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

     Inventory valuation of livestock is calculated based on a standard cost model for each geographic hog production region. This model is based on the current year’s budgeted costs and inventory projections at each age and phase of the production cycle, adjusted to actual costs and reduced to the lower of actual cost or market monthly. Management believes this method for valuing livestock most accurately represents actual inventory costs.

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

     Derivative instruments are accounted for in accordance with Financial Standards Board Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Because of the complexity involved in qualifying for hedge treatment for our commodity contracts, we mark these exchange-traded contracts to market with the resulting gain or loss recorded in net sales for hog contracts or cost of goods sold for all other commodity contracts. This may result in large fluctuations in our earnings depending on the volume of commodity contracts and their corresponding volatility.

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

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs— an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

     In December 2004, FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets— an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

     In December 2004, FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R, as recently amended, is applicable for all fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning fiscal year 2007 and is not expected to have a significant impact on its financial statements with respect to currently issued stock options, but could have a significant impact with respect to options issued in the future.

     In December 2004, FASB issued FASB Staff Position 109-1 (“FSP 109-1”) “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 specifies that a qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. FSP 109-1 was effective upon issuance. The

Company is currently evaluating the impact this deduction will have on its results of operations or financial position for subsequent years.

     In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect adoption of FIN 47 will have a material effect on our results of operations or financial position.

Risk Factors

     The risks described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risk Factors Related To Our Business

Cyclicality in the pork industry could adversely affect our results of operations and financial condition.

     Our revenues are primarily derived from the sale of pork and pork products. Historically, the United States pork industry has been highly cyclical due to the natural inverse relationship of hog prices and production levels and the tendency of independent hog producers to increase production in response to higher hog prices. A typical cycle begins with higher hog prices, which leads to incremental production. This, in turn, leads to overproduction, which drives market prices lower. Eventually, lower prices will generally cause production levels to moderate or decline which generally leads to higher market prices. From 1995 through 2004, the USDA 185# pork cutout price, which is a standard measure for determining current market prices of pork primal cuts, ranged from a monthly low of $37.97 per hundred weight to a monthly high of $84.49 per hundred weight, and averaged $63.53 per hundred weight. From November 1995 through 2004, the price for hogs ranged from a monthly low of $22.31 per hundred weight to a monthly high of $83.78 per hundred weight, and averaged $59.28 per hundred weight, in each case based on the lean hog prices consistent with the Chicago Mercantile Exchange, or CME, pricing method. The cyclical nature of the pork industry is likely to continue and as a result, we may experience periods of overcapacity, declining prices and operating losses at times in the future. Our results for fiscal year ended March 26, 2005 reflect favorable industry conditions, with the USDA 185# pork cutout price averaging $75.21 per hundred weight and hog prices, based on prices published by the CME, averaging $74.28 per hundred weight during that period. Fiscal year 2005 results reflected historically high pork and hog prices. The Company believes it is unlikely that the current favorable price environment will be sustained over time. Consequently, the Company believes that its net sales and net income for fiscal year 2006 will be substantially lower than in fiscal year 2005.

     A significant portion of the products we sell are commodities and the most important factor that impacts the selling prices for these products is the relative balance between the supply and demand for pork and other meat products, particularly beef and poultry. Because of the length of the production cycle, there is relatively little ability of hog producers to adjust their production levels in the short-term. Because market conditions beyond our control determine the prices for our commodity products, the price for these products may fall below our cash production costs. We cannot assure you that future fluctuations in the supply and demand for pork products will not have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Increases in the costs of our feed components could adversely affect our costs and operating margins.

     Our business can be negatively affected by increased costs of our feed components, which consist primarily of corn and soybean meal. In fiscal year 2005, our purchases of feed components comprised approximately 33.2% of our total cost of goods sold. The cost and supply of feed components are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. From 1995 through 2004, the price of corn ranged from a low of $1.78 per bushel to a high of $4.81 per bushel, and averaged $2.51, based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade, or CBOT. During the same period, the price of soybean meal ranged from a low of $128.80 per ton to a high of $315.38 per ton, and averaged $190.59 per ton, as measured by the monthly average of daily close prices of the Nearby Soybean Futures quoted by the CBOT. Increases in the prices of our feed components would likely adversely affect our operating margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and— “Components of Revenue and Expenses—Cost of Goods Sold.”

Changes in consumer preference could adversely affect our business.

     The food industry in general is subject to changing consumer trends, demands and preferences. Recent favorable price levels may reflect in part the interest of many consumers in high protein, low carbohydrate diets. It appears that consumer interest in these diets is decreasing, which could adversely affect our pork product and hog prices and, consequently, our results of operations. Our products compete with other protein sources, such as beef and poultry, and other foods. Trends within the food industry change often and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our results of operations and financial condition. In addition, we do not have any other material lines of business or other sources of revenue to rely upon if we are unable to efficiently process and sell pork products or if the market for pork declines. This lack of diversification means that we may not be able to adapt to changing market conditions or withstand any significant decline in the pork industry.

The consolidation of our retail, further processor and foodservice customers may put pressures on our operating margins.

     In recent years, the trend among our retail, further processor and foodservice customers, such as supermarkets, pork processors, warehouse clubs and foodservice distributors, has been towards consolidation. Consolidation, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on us with respect to pricing terms, product quality and new products. As our customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If we do not negotiate favorable arrangements with our customers and implement appropriate pricing to respond to these trends, or if we lose existing large customers, our profitability could decrease.

Our history of operations includes periods of operating and net losses, and we may incur operating and net losses in the future.

     We experienced operating and net losses of approximately $39.4 million and $38.6 million, respectively, in fiscal year 2003 and a net loss of $4.6 million in fiscal year 2004. The fiscal year 2003 net losses were due primarily to low pork prices resulting from an increased supply of pork and other meat proteins in the North American market, primarily resulting from the Russian ban on U.S. poultry imports. The fiscal year 2004 net loss was due primarily to the continuation of these trends, higher grain costs and an increased hog supply. There can be no assurance as to our ability to generate positive cash flow or net income in future periods. If we are unable to generate positive cash flow in the future, we may not be able to make required payments on our debt obligations.

     On July 2, 1996, we filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, due primarily to start-up costs and the low level of initial production at our Milan, Missouri processing plant, combined with a decline in hog prices at the same time feed prices increased. The reorganization became effective on September 17, 1996, and our business emerged from Chapter 11.

Our hedging activities may hurt our operating results.

     We enter into futures, forward and option contracts with respect to such commodities as hogs and grains as part of our price-risk management techniques. These contracts do not qualify as hedges for financial reporting purposes. Consequently, these instruments are marked to market and included in net sales (in the case of hog contracts) or cost of goods sold (in the case of grain contracts) on a monthly basis. Therefore, losses on these contracts adversely affect our reported operating results.

     We utilize hog futures to hedge future pork product sales. These contracts may result in market risk due to fluctuations in hog prices. Our hedging transactions tend to limit our ability to participate in gains from favorable commodity price fluctuations.

     We purchase a portion of our feed ingredient requirements in advance at fixed prices in order to hedge our short-term exposure to future price fluctuations. We use futures, forward and options contracts, to help establish adequate supplies of future grain requirements and to reduce the risk of market fluctuations. These contracts may result in market risk due to fluctuations in the grain markets. In periods of declining commodity prices, our advance purchases and hedging transactions could result in our paying more for feed components than our competitors. Thus, the use of such instruments may limit our ability to participate in cost savings from declining feed prices. For further discussion of the risks associated with commodity prices, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Our profitability may suffer as a result of competition in our markets.

     We operate in a highly competitive environment and face significant competition in all of our markets. Some of our competitors, such as Smithfield Foods, which is the largest pork producer and processor, possess significantly greater financial, technical and other resources than we do. Some of our larger competitors may be able to decrease pricing of pork products in the markets in which we operate. The hog processing and production industries are rapidly consolidating, and the consolidation process may lead to more vertically integrated pork producers. We could experience increased price competition for our pork products and lose existing customers if other vertically integrated hog and pork processing companies gain market share. When hog prices are lower than our hog production costs, our non-integrated pork processing competitors may have a cost advantage because those competitors could purchase less expensive hogs from third-party suppliers, while we would have to continue to use hogs produced by our own hog production operations. We cannot assure you that we will have sufficient resources to compete effectively in our industry. See Item 1 “Business—Competition.”

The loss of one or more of our largest customers could significantly and adversely affect our cash flow, market share and profits.

     Our largest customer accounted for approximately 5% of our total revenues for fiscal year 2005. During the same period, our ten largest customers accounted for approximately 31% of our total revenues. We expect that these customers will continue to account for a substantial portion of our revenues for the foreseeable future. We generally do not have long-term contracts with most of our major customers and, as a result, such customers could significantly decrease or cease their business with us with limited or no notice. If we lose major customers, or if there is a decline in the amount of pork products or hogs they purchase from us, our cash flow, market share and profits would be adversely affected. A number of our customers are also competitors and could choose to terminate or alter their purchases from us for competitive or other reasons.

     In addition, our export sales are predominately focused on Japan, and our sales to Japanese customers represented approximately 6% of our total revenues during fiscal year 2005. A majority of our Japanese exports were sold through a relationship with a Japanese trading partner, to whom we sell exclusively certain chilled pork products produced at our Milan, Missouri plant that are destined for the Japanese market. The contract with this trading partner comes up for renewal in December 2005. If we lose our relationship with this Japanese trading partner, our results of operations could be adversely affected.

International markets expose us to political and economic risks in foreign countries, as well as to risks related to currency values and import/export policies.

     Export sales have become increasingly important to us in recent years, especially to Japan, and we intend to continue to expand our international sales. In fiscal year 2005, exports accounted for approximately 10% of our total revenues. The markets for our products in countries outside of the United States vary in several material respects from markets in the United States. These variances include differences in pork consumption levels and marketing and distribution practices. Our exports to Japan have benefited from the Japanese ban on the import of U.S. beef.

The Japanese government is currently considering lifting the ban on the importation of beef from cattle under 21 months old. Any change in this policy resulting in substantial U.S. beef exports to Japan could adversely affect the volume and pricing of our export sales to Japan. In fiscal year 2003, the Russian ban on the importation of poultry products from the United States resulted in an increased supply of poultry in the United States markets, causing beef and pork prices to decline substantially in 2003, which hurt our fiscal year 2003 results. In addition, the Mexican government instituted an anti- dumping investigation in 2004 with respect to the U.S. pork industry’s export of hams to Mexico. This investigation is ongoing and its results cannot be predicted. An adverse determination in this matter could substantially harm our exports to Mexico.

     Our international activities also pose other risks not faced by companies that limit themselves to United States markets. These risks include:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation;

•	tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws;

•	potentially negative consequences from changes in tax laws; and

•	different regulatory structures and unexpected changes in regulatory requirements.

     We cannot assure you that we will be successful in identifying international expansion opportunities or that we will be able to further penetrate and compete effectively in international markets.

Our results depend on our sow herd productivity, mortality and feed efficiency. Changes in herd productivity and feed efficiency can adversely affect our profitability and margins.

     Sow herd productivity and feed efficiency are important measures by which we evaluate the performance of our production operations. Sow productivity is commonly calculated as the number of offspring per sow per year that reach 45 to 50 pounds and measures the performance of our breeding, gestation, farrowing and nursery operations. Changes in sow productivity can have a material effect on profitability and margins because a substantial portion of the costs of operating a sow unit are either fixed or related to the number of sows. Sows generally have approximately six litters during their reproductive lives, and are most productive on average during the third and fourth litters. Rapid expansion of our sow herd could adversely affect our sow herd productivity because the additional sows will be less productive in their earlier litters. Sow productivity also can be influenced by a number of other factors, including the number and quality of our employees, the health condition of our herds and their mortality rate, genetics and environment.

     Feed efficiency is commonly measured in terms of feed conversion ratios. A feed conversion ratio is calculated by the number of pounds of feed, which consists primarily of corn and soybean meal, consumed to produce a pound of live weight in hogs in our finishing units. It is a measure of the performance of our hog-finishing operations. Changes in feed efficiency affect per head feed consumption. As a result, they affect the aggregate cost of feed, which is the primary cost component in our hog-production operations. A number of factors influence feed efficiency, including, the capacity and use of our finishing facilities, the number and quality of our employees, the health condition of our animals, genetics, and the nutrient value of available feed ingredients.

     Because of the many factors involved, we cannot assure you that existing herd productivity and feed efficiency levels will be maintained in the future. We also cannot assure you that any decline in those levels will not have a material adverse effect on our costs, operating margins or ability to compete with other hog producers.

Outbreaks of disease can adversely affect our revenues and operating margins and the recent results of our Texas facility have been adversely affected by Porcine Reproductive and Respiratory Syndrome.

     The outbreak of disease and other events could significantly restrict our ability to conduct our operations. The productivity and profitability of any hog operation depends, to a great extent, on the ability to maintain animal health and control disease. Disease can reduce the number of offspring weaned per sow and hamper the growth of hogs to finished size. Diseases can be spread from other infected hogs, in feed, in trucks, by rodents or birds, by people visiting the farms or through the air. We experience outbreaks of certain diseases, including Transmittable Gastroenteritis (“TGE”), and Porcine Reproductive and Respiratory Syndrome (“PRRS”), a respiratory disease commonly affecting swine herds, in our facilities, and may experience additional severe outbreaks in the future. Any such outbreaks could have a material adverse effect on our business, financial condition and results of operations.

     Our recent operating results have been adversely affected by PRRS issues in our Texas facility. See Item 1 “Business—Processing and Production Operations—Texas.”

     We also face the risk of outbreaks of other diseases that have not affected our herds previously, including foot-and-mouth disease, which is a highly contagious viral disease affecting swine, cattle, sheep and goat herds. Until the outbreaks of the disease previously reported in Europe, which have led to the destruction of thousands of animals, foot-and-mouth disease had been primarily limited to Africa, the Middle East, Asia and South America. Although foot-and-mouth disease is generally not lethal in adult pigs, mortality is common when younger pigs are infected. If we experience an outbreak of foot-and-mouth disease, we will likely be required to destroy all of our herd that has the potential of being infected. If this occurs, our business, financial condition and results of operations would be adversely affected.

     In addition, an outbreak of disease could result in governmental restrictions on the import and export of our pork products to or from our suppliers, facilities or customers even if our herds were not infected with such disease. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, financial condition and results of operations. Furthermore, any outbreak of livestock disease in the United States may result in a loss of consumer confidence in the protein products affected by the particular disease, adverse publicity and the imposition of export restrictions. For example, in December 2003, a single case of BSE, a disease affecting cattle but not hogs, was discovered in the State of Washington. As a result, beef imports from the United States have been banned by many foreign countries, including Japan, the largest importer of U.S. beef. This incidence of BSE continues to have a material negative effect on the beef industry.

     Outbreaks of livestock disease in foreign countries may also affect the market for protein products in the United States. For example, in May 2003, a BSE outbreak in Canada resulted in a U.S. import restriction on live cattle from Canada. The resulting drop in the live cattle supply in the United States led to increased prices for live cattle and has placed continuing pressure on margins in the beef industry. Similar events could occur in the pork industry.

Our operations are subject to numerous laws and regulations. Non-compliance with these laws and regulations, or the enactment of more stringent laws or regulations, could adversely affect our business.

     Our operations are subject to various federal, state, local and foreign environmental, health, safety and other laws and regulations, including those governing air emissions and wastewater discharges and, in some jurisdictions, odor. Among other things, these laws and regulations impose standards and limitations on our waste treatment lagoons, water treatment facilities and new construction projects and regulate the management of animal waste from our hog production facilities. We cannot assure you, however, that we will at all times operate in compliance with environmental requirements, and if we fail to comply with such requirements, we could incur material penalties, fines and damages, and negative publicity.

     Environmental, health, and safety laws and regulations are subject to amendment, to the imposition of new or additional requirements and to changing interpretations by governmental agencies or courts. In particular, environmental laws and regulations may become more stringent for our industry. Additionally, various citizen and advocacy groups have been advocating changes in animal handling and environmental practices in the industry. We anticipate increased regulation by various governmental agencies and continued advocacy and enforcement by citizen groups concerning food safety, the use of medication in feed formulations, the disposal of animal by-products, air and wastewater discharges and the compliance status of our contract growers. More stringent requirements could result in changes in industry practices that could increase our costs and reduce margins.

We are operating under environmental consent decrees that require us to spend approximately $33 million on environmental controls by 2010.

     In order to settle enforcement actions and citizen suits, we entered into consent decrees with the State of Missouri, and with the federal government, and a citizens group, and a voluntary agreement with the State of North Carolina. The decrees required us to pay penalties to settle past alleged regulatory violations, and require us to research, develop, and implement new technologies for environmental controls at our Missouri operations. As a result of these decrees, we will be required to invest approximately $33 million in environmental controls by 2010 deadline, of which we have spent $8.4 million as of March 26, 2005. We expect to spend approximately $4.0 million in fiscal year 2006, and roughly $4.0 million in fiscal year 2007. If we fail to make the required investments, we may incur material penalties, fines and damages, and negative publicity. We may also be required to make additional investments at our North Carolina operations under the voluntary agreement.

We are subject to North Carolina’s moratorium on expansion of hog operations.

     North Carolina enacted a moratorium on the construction of farms with more than 250 hogs or the expansion of existing large farms in North Carolina. In 2003, the moratorium was extended until 2007. North Carolina is concerned about the use of waste treatment lagoons and spray fields for the disposal of swine waste, especially in areas of that state are prone to flooding or hurricanes. It is anticipated that this moratorium will be extended until more effective technologies are developed to protect the environment. The moratorium limits us from expanding our North Carolina production operations. It is possible that lagoons and spray fields could be banned in North Carolina in the future, leading to increased competition for growers and disruption to our North Carolina operations.

The nature of our operations exposes us to the risk of environmental claims, including nuisance claims by neighboring property owners. We are a defendant in several nuisance lawsuits. If these lawsuits are adversely determined, they could harm our business.

     Because of the nature of our operations, we are subject to the risk of environmental claims, including nuisance claims by neighboring property owners. We face the risk of nuisance lawsuits even if we are operating in compliance with applicable regulations. We are currently a defendant in several suits, including one class action suit, based on the law of nuisance relating to our hog production facilities in Missouri. We believe we have defenses to these actions and intend to vigorously defend them, although we cannot assure you that our defenses in these matters will be successful, or that additional nuisance claims will not arise in the future. See Item 1 “Business — Legal Proceedings.”

The occurrence of unanticipated natural disasters could adversely affect our business.

     The occurrence of unanticipated natural disasters could adversely affect our business in many ways, including the following:

•	our production and processing operations materially depend on the availability of large supplies of fresh water, and our animals’ health and our ability to operate our processing facilities at full capacity could be adversely affected if we experience a shortage of fresh water due to floods, droughts, depletion of underground aquifers or other causes beyond our control;

•	one of our principal costs in the production side of our business is feed costs, and our feed costs may increase if crop supplies are reduced as a result of droughts, floods, hail storms, crop diseases or other causes beyond our control;

•	our production and processing facilities and our hog herds could be materially damaged by floods, hurricanes and tornadoes; and

•	natural disasters, such as flooding, can cause the discharge of effluents or other waste into the environment, potentially resulting in our being subject to further liability claims and governmental regulation.

Product liability claims or product recalls could result in significant claims, adversely affect our business reputation and expose us to increased scrutiny by federal and state regulators.

     The packaging, marketing and distribution of food products entails an inherent risk of product liability and product recall and the resultant adverse publicity. Pork products may be subject to contamination by disease producing organisms or pathogens, such as Listeria monocytogenes or Salmonella species. These pathogens are generally found in the environment and as a result, there is a risk that they, as a result of food processing, could be present in our processed pork products. These risks may not be eliminated by adherence to good manufacturing practices and finished product testing. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death. We could be required to recall certain of our products in the event of contamination, adverse test results or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our processing and production operations, we may encounter the same risks if any third party tampers with our products. We may be required to perform product recalls, and product liability claims may be asserted against us in the future. We have little, if any, control over proper handling procedures once our products have been shipped for distribution. As a result, these pathogens can also be introduced to our products as a result of improper handling or temperature controls at the further processor, foodservice or consumer level. Even if a product is not contaminated when it leaves our facility, illness and death may result if the pathogens are not eliminated or are introduced at such further processor, foodservice or consumer level. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.

     Our product liability insurance coverage may not adequately protect us from all of the liabilities and expenses that we incur in connection with such events. If we were to suffer a loss that is not adequately covered by insurance, our results of operations and financial condition would be adversely affected.

Governmental authorities may take action prohibiting meat packers from owning livestock, which could adversely affect our business and threaten the efficiency of our vertically integrated operations.

     In February 2002, the U.S. Senate initially passed a Farm Bill that included a provision known as the “Johnson Amendment,” which would have prohibited meat packers, like us, from owning or controlling livestock intended for slaughter for more than fourteen days prior to slaughter. The U.S. House of Representatives passed a different version of the Farm Bill that did not contain any provision similar to the Johnson Amendment. Legislation of this type was recently reintroduced into the U.S. Senate. This and similar legislation affecting our operations might be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations, would have a material adverse impact on our business, financial condition and results of operations. See Item 1 “Business—Regulation.”

Changes in “corporate farming laws” and other laws and regulations in some of the states where we operate, or a finding that we are not in compliance with existing laws and regulations could adversely affect our business.

     Several states have enacted “corporate farming laws” that restrict the ability of corporations to engage in farming activities. Missouri is among these states, but Texas and North Carolina currently are not. Missouri’s corporate farming law in many cases bars corporations from owning agricultural land and engaging in farming activities. At the time of ContiGroup Companies, Inc.’s (“ContiGroup”) acquisition of its interest in us in 1998, ContiGroup submitted the proposed ownership structure to the Office of the Attorney General of the State of Missouri for its review. At that time, the Office of the Attorney General indicated that it had no objection to our current structure under the corporate farming laws. There can be no assurance, however, that this position will be maintained in the future as our operations continue and develop. While we believe our operations currently comply with the Missouri corporate farming law and its existing exemptions, the Missouri laws could be subject to challenge or amendment by Missouri governmental bodies in the future, which could have a material adverse effect on our business, financial conditions and results of operations. Further, even with the exemptions, the corporate farming laws of many states, including Missouri, restrict our ability to expand beyond the counties in which we currently operate.

     In addition to Missouri’s “corporate farming law,” Missouri law also prohibits a person who is not a citizen or resident of the United States from holding a controlling interest in a business that owns land used for farming. A controlling interest in us is not currently, and we anticipate will not be immediately after this offering, held by a foreign person or entity in violation of this law. Our certificate of incorporation includes provisions intended to prevent foreign ownership in violation of this law. These provisions, however, may not effectively prevent a foreign person or entity from acquiring a controlling interest in us. See Item 1 “Business—Regulation.” If a foreign person or entity acquires a controlling interest in us, it could have a material adverse effect on our business and the rights of such foreign person with respect to its investment in our common stock.

The price or availability of water, energy and freight costs could increase our expenses, reduce our profitability and hamper our operations.

     We require a substantial amount, and as we continue to expand our business we will require additional amounts, of water, electricity and natural gas to produce and process our products. The prices of water, electricity and natural gas fluctuate significantly over time, due to supply and other factors, and impact our cost structure. We may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas would substantially harm our business, financial condition and results of operations. In addition, the unavailability of these resources could hamper our operations.

     Our transportation costs are a material portion of the cost of our products. We primarily ship our products and receive our inputs via truck and rail. Exports to Japan and certain other countries involve ocean freight as well. The costs associated with the transportation of our products and inputs fluctuate with the price of fuel and the capacity of our transportation sources. Increases in costs of transportation would negatively affect our profitability.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

     As of March 26, 2005, our outstanding indebtedness was $176.1 million. We expect that our indebtedness, including borrowings under our credit agreement, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could materially affect our business because:

•	a substantial portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise;

•	it may materially limit or impair our ability to obtain financing in the future;

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise; and

•	it restricts our ability to pay dividends.

     In addition, our credit agreement requires us to meet specified financial ratios and limits our ability to enter into various transactions. If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our indebtedness would be due and payable immediately and our business could be adversely affected.

Our performance depends on favorable labor relations with our employees and our ability to retain them. Any deterioration of those relations, increase in labor costs or inability to attract and retain employees could adversely affect our business.

     Our employees are not represented by any labor union. However, there have been efforts to unionize our work force in the past and there could be attempts to do so in the future. In addition, we have experienced high turnover in our Missouri production and processing employees in the past, and our location in rural Missouri limits our ability to find replacement workers for those operations. Our Missouri operations are currently located in five sparsely populated counties in which we employed approximately 2,200 people at March 26, 2005. As a result, we have a limited pool of potential replacement workers for those operations.

     Any significant deterioration of employee relations, increase in labor costs, slowdowns or work stoppages, or shortages of labor at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition and results of operations. See Item 1 “Business—Employees.”

The loss of key members of our management may adversely affect our business.

     We believe our continued success depends on the collective abilities and efforts of our senior management. We do not maintain key person life insurance policies on any of our employees. The loss of one or more key personnel, such as our executive officers, could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

We are subject to risks associated with future acquisitions.

     An important element of our growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions, as well as the integration of an acquired business, could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:

•	dilutive issuances of equity securities;

•	reductions in our operating results;

•	incurrence of debt and contingent liabilities;

•	future impairment of goodwill and other intangibles; and

•	other acquisition-related expenses.

     Some or all of these items could have a material adverse effect on our business. The businesses we acquire in the future may not achieve sales and profitability that justify our investment. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our growth.

Forward-Looking Statements

     This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “will” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	the impact of cyclicality in the pork industry;

•	the effect on results of operation of an inability to control feed costs;

•	the impact of changes in consumer preferences;

•	the consolidation of our retail, further processor and foodservice customers;

•	our history of operations include net losses in some periods;

•	our hedging activities;

•	competition in the hog production and pork processing industries;

•	our ability to manage relationships with large customers that comprise a significant percentage of our total revenues;

•	the effect of economic, political and regulatory risks associated with international operations;

•	our ability to maintain herd productivity and feed efficiency;

•	the outbreak of disease in our herds;

•	the impact of environmental laws and other legal requirements, including compliance costs and adverse outcomes of pending, threatened or future litigation;

•	the effect of North Carolina’s moratorium on expansion of hog operations;

•	the occurrence of unanticipated natural disasters;

•	the impact of product liability claims and product recalls;

•	the enactment of laws prohibiting meat packers from owning livestock;

•	the impact of corporate farming laws and foreign ownership restrictions, including changes to current laws or a finding of non compliance with existing laws;

•	our ability to cope with increased water, energy and freight costs or their unavailability;

•	our ability to maintain favorable labor relations with and retain our employees;

•	the loss of key members of our management;

•	the impact of future acquisitions on our business and financial condition; and

•	the ability of our majority shareholder to direct our business and affairs.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Please review our Registration Statement on Form S-1 as amended from time to time for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information published by us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our operating results are influenced by fluctuations in the price of our primary feed components, corn and soybean meal, and by fluctuations in hog and wholesale pork sales prices. The cost and supply of feed components and hog and wholesale pork sales prices are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports, hog production, consumer demand and governmental agricultural policies. In our hog production segment we use forward contracts, as well as futures and options contracts, to establish adequate supplies of future grain requirements, to help secure margins and to help reduce the risk of market fluctuations. To help secure margins and minimize earnings volatility in our pork processing segment, we utilize hog futures to hedge future pork product sales. While this may tend to limit our ability to participate in gains from favorable commodity price fluctuation, it also tends to reduce earnings volatility and secure future margins.

     For the fiscal years ended March 26, 2005, and March 27, 2004 we recognized losses under SFAS 133 of $5.9 million and income of $5.3 million, respectively, in net sales for losses and gains related to hog futures and losses of $3.3 million and gains of $6.1 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of March 26, 2005, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, would be $13.7 million.

     The table below sets forth fair values of futures and options, and gross contract or notional amounts of forward contracts, in place as of March 26, 2005 (all amounts in thousands except contract quantity and wtd.-avg. price/unit):

	Contract	Volumes	Wtd.-avg.	Fair
	Quantity	Units	Price/Unit	Value

Futures Contracts
Corn purchases — long	3,555	bushels	2.15	$(159)
Corn sales — short	205	bushels	2.36	(3)
Soybean meal purchases — long	3	tons	192.32	(13)
Lean hog sales — short	158,280	pounds	0.77	1,796
Lean hog purchases — long	8,280	pounds	0.68	667
Wheat sales — short	130	bushels	3.51	8
Pork belly purchases — long	200	pounds	0.92	(5)

Option Contracts
Corn puts — short	1,500	bushels	$2.15	$(133)
Corn calls — short	800	bushels	2.80	(10)
Corn calls — long	2,425	bushels	2.32	67
Meal calls — long	9	tons	197.22	31
Meal puts — short	9	tons	214.44	(9)
Lean hog calls — short	18,200	pounds	0.77	(405)
Lean hog puts — short	2,400	pounds	0.70	(25)
Lean hog puts — long	21,080	pounds	0.70	370

	Contract	Volumes	Wtd.-avg.	Notional
	Quantity	Units	Price/Unit	Amount

Forward Contracts
Corn	3,660	bushels	$2.35	$8,602
Meal	9	tons	202.67	1,787

     We also are exposed to changes in interest rates. The credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have no impact on interest expense due because there was no variable rate debt outstanding as of March 26, 2005. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 30, 2002, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 3.0125% plus the agent bank’s applicable margin (2.0% at maturity). The swap matured on September 30, 2004. The swap was accounted for as a cash flow hedge under SFAS 133. During the fiscal year ended March 26, 2005, we recognized a $0.1 million gain, net of tax, into Accumulated Other Comprehensive Loss, Net of Tax for the market value of the swap.

     The 9 1/4% senior notes had a fair value of approximately $190.8 million as of March 26, 2005 based on inter-dealer prices, as compared to the book value of $175.0 million as of March 26, 2005. On May 9, 2005 as discussed earlier, we purchased $173.0 million of the 9 1/4% senior notes in the Tender Offer for a price of $190.8 million.

Item 8. Financial Statements and Supplementary Data

     Our audited consolidated financial statements are filed under this Item, beginning on page F-1 of this Report. Our financial statement schedule is filed under Item 15 “Exhibits and Financial Statement Schedules.”

     Selected quarterly financial data required under this Item is included in Note 12 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of Registrant

     Except for the information required by this item with respect to our executive officers and the information provided below, the information required by this item is incorporated herein by reference to the 2005 Proxy Statement. Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

Code of Ethics

     We have adopted a code of professional ethics for all employees of the Company. The company intends to satisfy its disclosure requirements regarding any amendment to, or waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our code of ethics by posting such information for a period of at least 12 months on our Internet website (http://www.psfarms.com) beginning within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 14. Principal Accounting Firm Fees and Services

     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements and Schedules

     (1) The following financial statements are filed as a part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 26, 2005 and March 27, 2004
Consolidated Statements of Operations and Comprehensive (Loss) Income for the three years ended March 26, 2005, March 27, 2004 and March 29, 2003
Consolidated Statements of Shareholders’ Equity for the three years ended March 26, 2005, March 27, 2004 and March 29, 2003
Consolidated Statements of Cash Flows for the three years ended March 26, 2005, March 27, 2004 and March 29, 2003
Notes to the Consolidated Financial Statements

     (2) The following financial statement schedule is filed as a part of this Report on Form 10-K:

Schedule II
Valuation and Qualifying Accounts
(Dollars in thousands)

		Balance at
		beginning of	Charged to		Less:	Balance at end
Description		year	earnings	Other	Deduction	of year

Allowance for Losses on Accounts Receivable:
	2005	$675.6	$189.3	$—	$32.6	$832.3
	2004	540.3	146.2	—	10.9	675.6
	2003	680.5	137.2	—	277.4	540.3

(b)	Exhibits

The following documents are filed as a part of this Report on Form 10-K or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit
2.1	Articles of Merger of PSF Acquisition Corp. into The Lundy Packing Company, filed August 25, 2000 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

2.2	Stock Purchase Agreement, dated September 22, 2000, by and among Premium Standard Farms, Inc., PSF Group Holdings, Inc. and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

2.3	Certificate of Ownership and Merger Merging PSF Group Holdings, Inc. into Premium Standard Farms, Inc., filed May 2, 2005 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated May 2, 2005, Commission File No. 333-64180).

2.4	Certificate of Ownership and Merger Merging Premium Standard Farms of North Carolina, Inc. into Premium Standard Farms, Inc., filed May 10, 2005.

3.1	Certificate of Incorporation of PSF Group Holdings, Inc., filed May 8, 1998 (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

3.2	Certificate of Amendment of Certificate of Incorporation of PSF Group Holdings, Inc., filed September 16, 1994 (incorporated by reference to Exhibit 3.1(b) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

3.4	Amended and Restated By-laws of PSF Group Holdings, Inc. (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

4.1	Indenture, dated as of June 7, 2001, among Premium Standard Farms, Inc., PSF Group Holdings, Inc., The Lundy Packing Company, Lundy International, Inc., Premium Standard Farms of North Carolina, Inc., and Wilmington Trust Company (incorporated by reference to Exhibit 4.1(a) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

4.2	Specimen certificate of 9 1/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1(b) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

4.3	First Supplemental Indenture dated as of March 31, 2002 (incorporated by reference to Exhibit 4.1(c) of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2002, Commission File No. 333-64180).

4.4	Amended and Restated Loan and Security Agreement, dated April 9, 2004, by and between Premium Standard Farms, Inc. and U.S. Bank National Association, as an Agent for Itself and Certain Other Lenders (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended March 27, 2004, Commission File No. 333-64180).

4.5	First Amendment to Amended and Restated Loan and Security Agreement, dated April 20, 2005, by

Exhibit
Number	Description of Exhibit
and among Premium Standard Farms, Inc., Premium Standard Farms of North Carolina, Inc., Lundy International, Inc., LPC Transport, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 20, 2005, Commission File No. 333-64180).

4.6	Second Amendment to Amended and Restated Loan and Security Agreement, dated May 4, 2005 by and among Premium Standard Farms, Inc., Premium Standard Farms of North Carolina, Inc., Lundy International, Inc., LPC Transport, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 4, 2005, Commission File No. 333-64180).

4.7	Third Amendment to Amended and Restated Loan and Security Agreement, dated May 5, 2005 by and among Premium Standard Farms, Inc., Premium Standard Farms of North Carolina, Inc., Lundy International, Inc., LPC Transport, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated May 4, 2005, Commission File No. 333-64180).

4.8	Warrant Agreement between PSF Holdings, L.L.C. and Fleet National Bank, dated September 17, 1996 (incorporated by reference to Exhibit 4.1 of PSF Holdings, L.L.C.’s Registration Statement on Form S-1 filed on April 30, 1997, Commission File No. 333-26239).

10.1*	PSF Group Holdings, Inc. 1999 Equity Incentive Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.2*	Premium Standard Farms, Inc. Long-Term Incentive Plan, effective April 1, 2003 (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 27, 2004, Commission File No. 333-64180).

10.3*	Premium Standard Farms, Inc. Long-Term Incentive Plan, effective April 1, 2004 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10.4*	Premium Standard Farms, Inc. Executive Level Severance Plan, effective February 1, 2003 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10.5*	Premium Standard Farms, Inc. Vice President Level Severance Plan, effective February 1, 2003 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10.6*	Premium Standard Farms, Inc. Special Executive Retirement Plan, dated October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10.7*	Premium Standard Farms, Inc. Deferred Compensation Plan, dated December 29, 2000 (incorporated by reference to Exhibit 10.6(a) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.8*	Amendment No. 1 to the Deferred Compensation Plan, dated June 8, 2001 (incorporated by reference to Exhibit 10.6(b) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.9	Services Agreement, dated October, 1998, by and between Premium Standard Farms, Inc. and Continental Grain Company (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.10	Market Hog Contract Grower Agreement, dated May 3, 1998, by and between Continental Grain

Exhibit
Number	Description of Exhibit
Company and CGC Asset Acquisition Corp. (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.11	State of Missouri Consent Decree with Premium Standard Farms, Inc. and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended March 27, 2004, Commission File No. 333-64180).

10.12*	Employment Severance Agreement, dated as of November 17, 2003, between Premium Standard Farms and Richard Morris (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10.13*	Letter Agreement dated November 7, 2003, between Premium Standard Farms, Inc. and Richard Morris ((incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

14.1	Premium Standard Farms Code of Professional Ethics for employees of Premium Standard Farms.

21.1	Subsidiaries of the Registrant.

24.1	Powers of Attorney (see signature page).

31.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or contract

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM STANDARD FARMS, INC.

May 10, 2005	/s/ John M. Meyer

Date	John M. Meyer,
Chief Executive Officer
(Principal Executive Officer)

     Each individual whose signature appears below hereby designates and appoints John M. Meyer, Stephen A. Lightstone and Gerard J. Schulte, and each of them, for him or her and in his or her name, place and stead, in any and all capacities, to file on behalf of Premium Standard Farms, Inc., a Delaware corporation (the “Company”), the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005 (the “Annual Report”), with the Securities and Exchange Commission (the “Commission”), to sign any and all subsequent amendments to the Annual Report (the “Amendments”), to file any and all such Amendments with the Commission, with all exhibits to the Annual Report and such Amendments, together with any and all other documents in connection therewith, and to appear before the Commission in connection with any matter relating to such Annual Report and such Amendments, hereby granting to the attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ John M. Meyer	Chief Executive Officer and Director	May 10, 2005

John M. Meyer	(Principal Executive Officer)

/s/ Stephen A. Lightstone	Chief Financial Officer	May 10, 2005

Stephen A. Lightstone	(Principal Financial Officer)

/s/ Michael J. Zimmerman	Director	May 10, 2005

Michael J. Zimmerman

/s/ Ronald E. Justice	Director	May 10, 2005

Ronald E. Justice

/s/ Dean Mefford	Director	May 10, 2005

Dean Mefford

/s/ Vart K. Adjemian	Director	May 10, 2005

Vart K. Adjemian

/s/ Maurice L. McGill	Director	May 10, 2005

Maurice L. McGill

/s/ Michael A. Petrick	Director	May 10, 2005

Michael A. Petrick

/s/ Paul J. Fribourg	Director	May 10, 2005

Paul J. Fribourg

/s/ William R. Patterson	Director	May 10, 2005

William R. Patterson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Premium Standard Farms, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premium Standard Farms, Inc. and Subsidiaries
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Premium Standard Farms, Inc. and Subsidiaries (the “Company”) as of March 26, 2005 and March 27, 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 26, 2005 and March 27, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 26, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Kansas City, Missouri
May 10, 2005

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 27,	March 26,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,054
Accounts receivable, less allowance of $676 and $832 in 2004 and 2005, respectively	28,456	33,871
Inventories	167,819	165,363
Deferred income taxes	16,030	8,116
Prepaid expenses and other	3,874	5,270

Total current assets	216,179	222,674
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	100,754	101,469
Buildings	295,402	296,569
Machinery and equipment	278,860	284,554
Breeding stock	38,322	39,570
Construction in progress	2,173	12,193

	715,511	734,355
Less- Accumulated depreciation	260,699	307,979

Total property, plant, equipment and breeding stock	454,812	426,376
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	4,201	4,542
Other	7,642	7,376

Total other long-term assets	11,843	11,918

Total assets	$758,832	$736,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$5,115	$—
Accounts payable	6,332	6,133
Accrued expenses	33,168	49,913
Due to related party	56	29
Income tax payable	37	975
Accrued interest	5,888	4,861
Current maturities of long-term debt and capital leases	833	801

Total current liabilities	51,429	62,712
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	285,069	175,287
Other long-term liabilities	6,509	8,151
Deferred income taxes	75,813	83,092

Total long-term liabilities	367,391	266,530

Total liabilities	418,820	329,242
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Class A common stock, $.01 par value; 50,000,000 shares authorized, 14,500,000 shares issued	145	145
Class B common stock, $.01 par value; 50,000,000 shares authorized, 16,428,593 shares issued	164	164
Additional paid-in capital	373,401	373,401
Accumulated other comprehensive loss, net of tax	(54)	—
Retained earnings (deficit)	(33,644)	34,014

Total shareholders’ equity	340,012	407,724

Total liabilities and shareholders’ equity	$758,832	$736,966

The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share information)

	Fiscal Year Ended
	March,	March,	March,
	29, 2003	27, 2004	26, 2005
NET SALES	$608,414	$730,737	$927,571

COST OF GOODS SOLD	631,870	696,751	774,512

Gross profit	(23,456)	33,986	153,059

OPERATING EXPENSES:
Selling, general and administrative expenses	18,267	17,397	26,068
Other income, net	(2,293)	(597)	(826)

Total operating expenses	15,974	16,800	25,242

Operating income (loss)	(39,430)	17,186	127,817

OTHER (EXPENSE) INCOME:
Interest expense	(24,000)	(24,822)	(20,314)
Interest income	255	122	159

Other expense, net	(23,745)	(24,700)	(20,155)

Income (loss) before income taxes	(63,175)	(7,514)	107,662

INCOME TAX (EXPENSE) BENEFIT
Current tax provision	5,411	(212)	(24,845)
Deferred tax provision	19,164	3,135	(15,159)

Income tax (expense) benefit	24,575	2,923	(40,004)

NET INCOME (LOSS)	$(38,600)	$(4,591)	$67,658

Unrealized gain (loss) on interest rate swap, net of tax	(692)	293	54

COMPREHENSIVE INCOME (LOSS)	$(39,292)	$(4,298)	$67,712

Earnings (loss) per share:
Basic	$(1.25)	$(0.15)	$2.19
Diluted	$(1.25)	$(0.15)	$2.18
Weighted average number of common shares outstanding:
Basic	30,928,593	30,928,593	30,928,593
Diluted	30,928,593	30,928,593	31,015,665

The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share information)

			Accumulated
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
BALANCE, March 30, 2002	$309	$373,366	$345	$9,547	$383,567
Net loss	—	—	—	(38,600)	(38,600)
Unrealized loss on interest rate swap	—	—	(692)	—	(692)
Other	—	20	—	—	20

BALANCE, March 29, 2003	$309	$373,386	$(347)	$(29,053)	$344,295
Net loss	—	—	—	(4,591)	(4,591)
Unrealized gain on interest rate swap	—	—	293	—	293
Other	—	15	—	—	15

BALANCE, March 27, 2004	$309	$373,401	$(54)	$(33,644)	$340,012
Net income	—	—	—	67,658	67,658
Unrealized gain on interest rate swap	—	—	54	—	54

BALANCE, March 26, 2005	$309	$373,401	$—	$34,014	$407,724

The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	March	March	March
	29, 2003	27, 2004	26, 2005
OPERATING ACTIVITIES:
Net income (loss)	$(38,600)	$(4,591)	$67,658
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	61,508	61,306	60,645
Amortization of deferred financing costs	1,546	1,752	1,042
Deferred income taxes	(19,164)	(2,948)	15,194
Net (gain) loss on sale of property, plant, equipment and breeding stock	1,298	(4,651)	(8,640)
Changes in operating assets and liabilities, net-
Accounts receivable	(575)	(6,548)	(5,415)
Inventories	(17,237)	(9,417)	2,455
Prepaid expenses and other assets	(1,647)	3,320	(1,077)
Accounts payable, accrued expenses and other liabilities	(4,509)	3,448	18,072

Net cash provided by (used in) operating activities	(17,380)	41,671	149,934

INVESTING ACTIVITIES:
Investment in joint venture	(2,184)	—	—
Purchases of property, plant, equipment and breeding stock	(35,505)	(41,884)	(44,298)
Proceeds from disposal of property, plant, equipment and breeding stock	11,745	18,378	20,730

Net cash used in investing activities	(25,944)	(23,506)	(23,568)

FINANCING ACTIVITIES:
Checks issued against future deposits	5,129	(14)	(5,115)
Proceeds from (payments on) revolving debt, net	46,530	(4,799)	(102,500)
Payments for deferred financing costs	(1,390)	(50)	(1,272)
Repayments on long-term debt	(14,127)	(13,302)	(7,425)

Net cash (used in) provided by financing activities	36,142	(18,165)	(116,312)

Net increase (decrease) in cash and cash equivalents	(7,182)	—	10,054

CASH AND CASH EQUIVALENTS, beginning of period	7,182	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$10,054

SUPPLEMENTAL DISCLOSURES:
Interest paid	$20,055	$23,014	$20,571
Income tax paid (received)	(4,205)	(4,350)	23,028

The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Nature of operations

On May 2, 2005, PSF Group Holdings, Inc. merged with and into its wholly owned subsidiary, Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation.

Premium Standard Farms, Inc. (PSF) is a Delaware company formed in 1996 and is currently 53% owned by ContiGroup Companies, Inc. (CGC). PSF and its subsidiaries, collectively referred to as the Company, are an integrated business engaged principally in the business of hog production and pork processing and selling to domestic and international markets. The Company succeeded the Continental Grain Company North Missouri Pork Operations and PSF Holdings L.L.C. (Holdings) on May 13, 1998, pursuant to a stock purchase transaction.

Fiscal year

The Company’s fiscal year is the 52 or 53-week period, which ends on the last Saturday in March. The accompanying consolidated statements of operations and comprehensive (loss) income, statements of shareholders’ equity and cash flows include activity from the period of March 31, 2002, through March 29, 2003 (52 weeks), the period of March 30, 2003, through March 27, 2004 (52 weeks), and the period of March 28, 2004, through March 26, 2005 (52 weeks).

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

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	March 27,	March 26,
	2004	2005
Hogs	$153,340	$147,080
Processed pork products	8,383	13,458
Packaging and supplies	1,779	1,755
Grain, feed additives and other	4,317	3,070

	$167,819	$165,363

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

Depreciation and amortization expense relating to the Company’s property, plant, equipment and breeding stock amounted to $61,508,000, $61,306,000 and $60,645,000 for fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005, respectively.

Capitalized interest relating to the Company’s additions of property, plant, equipment and breeding stock amounted to $365,000, $147,000 and $295,000 for fiscal years ended March 29, 2003, March 27, 2004 and March 26, 2005, respectively. These amounts were capitalized with the related project in property, plant, equipment and breeding stock on the consolidated balance sheets.

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

Market-risk management instruments

The Company uses price-risk management techniques to enhance sales and reduce the effect of adverse price changes on the Company’s profitability. The Company’s price-risk management and hedging activities currently are utilized in the areas of forward grain sales and hog production margin management. The Company’s currently held commodity contracts do not qualify as hedges for financial reporting purposes. These instruments are marked to market and included in revenue or cost of goods sold in the consolidated statements of operations and comprehensive income (loss).

The Company held an interest rate swap agreement, which matured on September 30, 2004, in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The swap had been designated as a cash flow hedge and qualified for hedge accounting with the changes in fair value recorded in other comprehensive income. See “Derivative instruments and hedging activities” below.

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

Fair value of financial instruments

The fair value of long-term debt and capital lease obligations is determined using quoted market prices from interdealers. At March 27, 2004, and March 26, 2005, the fair value of the Company’s debt was $288,833,000 and $192,908,000, respectively, with a carrying value of $287,084,000 and $177,158,000, respectively.

Accounts receivable, accounts payable and cash equivalents are carried at historical cost, which approximates fair value.

Goodwill

The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the fiscal years ended March 27, 2004 and March 26, 2005.

Deferred financing costs

Costs associated with debt issuance and amendments of debt facilities are capitalized and amortized using the interest method over the related debt facility life. Accumulated amortization on deferred financing costs at March 27, 2004 and March 26, 2005 was $5,594,000 and $2,280,000, respectively.

Asset retirement obligations

The Company accrues for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has a legal obligation to close lagoons in the future should the Company ever cease operations or plan to close lagoons voluntarily in accordance with a changed operating plan. Based on estimates and assumptions as to the cost and timing of any potential lagoon closure, the Company has determined and recorded the present value of the projected costs which are not considered material to the consolidated financial statements.

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005, gains (losses) marked to market on commodity contracts recognized in revenue for lean hog futures were $1,392,000, $5,344,000, and ($5,909,000), respectively. Gains (losses) recognized in cost of goods sold relating to the hedging of feed components were ($868,000), $6,067,000, and ($3,305,000), respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of $4,918,000 and $2,175,000 in Prepaid Expenses and Other in the consolidated balance sheets at March 27, 2004 and March 26, 2005, respectively.

During the fiscal year ended March 30, 2002, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on the bank term note from variable to a fixed rate. The interest rate swap matured on September 30, 2004. The Company had designated the interest rate swap as a cash flow hedge and had recorded ($88,000) in the consolidated balance sheets relating to the fair value of the swap for fiscal year ended March 27, 2004. For the fiscal year ended March 29, 2003, the Company decreased accumulated other comprehensive income by $692,000, net of $440,000 of deferred taxes. For the fiscal year ended March 27, 2004, the Company increased accumulated other comprehensive income by $293,000, net of $186,000 in deferred taxes, and for the fiscal year ended March 26, 2005, the Company increased accumulated other comprehensive income by $54,000, net of $34,000 in deferred taxes.

Stock-based compensation

The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure, and amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on report results.

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 994,287 shares of Class B common stock at an exercise price of $11.49 per share. In January 2004, the Company’s board of directors granted an additional 124,287 options at the same exercise price as the previous option grants. In April 2004, 165,715 options were terminated in accordance with the option agreements due to departures of individuals in the plan. All of the outstanding options are fully exercisable at March 26, 2005, except for 55,515, which are exercisable December 31, 2006. At December 31, 2005, 870,002 shares expire, and at December 31, 2010, 82,857 shares expire. No options have been exercised as of March 26, 2005.

The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For fiscal years ending March 29, 2003, March 27, 2004 and March 26, 2005, the Company recorded compensation expense of $20,000, $15,000 and $0, respectively, in accordance with APB 25. The fair value of stock options granted was calculated using the minimum value method as defined in the Statement of Financial Accounting Standards No. 123 (SFAS 123). Under SFAS 123, the pro forma net income is disclosed as if it reflected the estimated fair value of options as compensation at the date of grant or issue over the vesting period. For the fiscal years ended March 29, 2003, and March 26, 2005, there was no pro forma expense as the effect of option grants are recorded in the year of grant. For the fiscal year ended March 27, 2004, on a pro forma basis, net income would not have been impacted by the options granted.

Earnings per share

     Basic earnings per common share (EPS) are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. In fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005, there were 20,482 warrants, with the right to acquire 2,969,878 shares, that were considered antidilutive. In fiscal years ended March 29, 2003, and March 27, 2004, there were 1,077,144 and 1,034,565 options, respectively (based on weighted-average number outstanding during the year), that were considered antidilutive. The following schedule shows computation of net earnings (loss) per share for the last three fiscal years (dollars in thousands, except share and per share information).

	March 29,	March 27,	March 26,
	2003	2004	2005
Basic Computation:

Net income (loss)	$(38,600)	$(4,591)	$67,658
Weighted average common shares outstanding	30,928,593	30,928,593	30,928,593

Basic earnings (loss) per share	$(1.25)	$(0.15)	$2.19

Diluted Computation:

Net income (loss)	$(38,600)	$(4,591)	$67,658
Weighted average common shares outstanding	30,928,593	30,928,593	30,928,593
Net effect of dilutive stock options based on the treasury stock method	—	—	87,072

Outstanding shares for diluted earnings (loss) per share	30,928,593	30,928,593	31,015,665

Diluted earnings (loss) per share	$(1.25)	$(0.15)	$2.18

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs — an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

In December 2004, FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R, as recently amended, is applicable for all fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning fiscal year 2007 and is not expected to have a significant impact on its financial statements with respect to currently issued stock options, but could have a significant impact with respect to options issued in the future.

In December 2004, FASB issued FASB Staff Position 109-1 (FSP 109-1) “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 specifies that a qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. FSP 109-1 was effective upon issuance. The Company is currently evaluating the impact this deduction will have on its results of operations or financial position for subsequent years.

In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption of FIN 47 to have a material effect on its results of operations or financial position.

Reclassifications

Certain reclassifications were made to the prior years financial statements to conform to the 2005 presentation.

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

2. Shareholders’ equity

Common stock

There are two classes of common stock which may be issued. Class A common stock was issued to the holders of the outstanding units of Holdings. Class B common stock was issued to CGC. Class A holders have the sole right to vote in the election or for removal, without cause, of four Class A directors. Class B holders have the sole right to vote in the election or for removal, without cause, of five Class B directors. All distributions, dividends and liquidation preferences are equal between the two classes of stock.

Preferred stock

The Company has authorized 10,000,000 shares at $.01 par value of preferred stock. No shares have been issued or are outstanding. Terms of the preferred stock including voting rights, dividend preference and other limitations or restrictions have yet to be assigned.

Stockholder warrants

The Company has warrants outstanding entitling the holders to purchase 2,969,878 shares of Class A common stock at an exercise price of $15.21 per share. As of March 26, 2005, all warrants were exercisable and none have been exercised. All unexercised warrants expire on September 17, 2006. Warrant holders are entitled to certain registration rights associated with their ownership.

3. Accrued expenses

Accrued expenses are comprised of the following (in thousands):

	March 27,	March 26,
	2004	2005
Salaries and benefits payable	$10,367	$21,373
Workers’ compensation payable	5,087	5,397
Grain and feed	1,626	1,431
Claims reserves	3,541	4,211
Accrued payables and other	12,547	17,501

	$33,168	$49,913

4. Long-term debt and capital leases

Long-term debt and capital leases consists of the following (in thousands):

	March 27,	March 26,
	2004	2005
Senior unsecured notes, due on June 15, 2011, interest at 9.25% (9 1/4% Notes), interest payable semiannually	$175,000	$175,000
Revolving loan, due on August 21, 2004, interest at variable rates (ranging from 3.875% to 5.25% at March 27, 2004)	65,000	—
Term loan, due on August 21, 2005, interest based on LIBOR rates plus 2.875% ($18,750 fixed with a swap agreement for 5.8875%, $25,000 at 4.0625% at March 27, 2004), payable in quarterly installments of $6,250 beginning September 30, 2003	43,750	—

Capital leases	3,334	2,158

Total debt and capital leases	287,084	177,158
Less- Unamortized discount on senior notes	1,182	1,070
Less- Current portion	833	801

Long-term debt and capital leases	$285,069	$175,287

Future maturities of long-term debt and capital leases are as follows (in thousands), as adjusted for the Tender Offer discussed below:

Fiscal Year
2006	$801
2007	814
2008	449
2009	86
2010	173,008
Thereafter	2,000

$177,158

The indenture associated with the $175,000,000 9 1/4% Notes limits the Company’s ability, among other things, to incur additional debt, pay dividends, acquire shares of capital stock, make payments on subordinated debt or make certain investments. In addition, the indenture places limitations on the Company’s ability to: make distributions from subsidiaries, issue or sell capital stock of subsidiaries, issue guarantees, sell or exchange assets, enter into transactions with shareholders and affiliates, create liens, and effect mergers.

The 9 1/4% Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009. In addition, before June 15, 2004, up to 35 percent of the 9 1/4% Notes may be redeemed at a price of 109.25 percent of principal plus accrued interest, using proceeds from the sale of capital stock.

Although the 9 1/4% Notes were issued by Premium Standard Farms, Inc., its parent, PSF Group Holdings, Inc. (the registrant), and Premium Standard Farms, Inc.’s wholly owned subsidiaries, fully and unconditionally jointly and severally guarantee Premium Standard Farms, Inc.’s obligation to pay principal and interest on these notes. Supplemental consolidating financial information is not presented as the parent company has no independent assets or operations and less than 3 percent of the total assets exist in non-guarantor subsidiaries.

On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% Notes pursuant to which the Company purchased $173,000,000 principal amount of the aggregate $175,000,000 of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the existing bank credit agreement and available cash and will result in a charge of approximately $21.8 million to be recognized in the first quarter of fiscal year 2006.

The Company had a bank credit agreement that included a term loan and revolving loan. On April 9, 2004, the Company entered into an amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility. The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. At March 26, 2005, the Company had no borrowings outstanding under the credit agreement, $11.2 million in letters of credit and $163.8 million available for borrowing. All borrowings under the revolving credit facility mature on April 9, 2009.

On April 20, 2005, the Company amended the credit agreement to reduce the applicable margin and to permit:

•	the contemplated initial public offering of shares of common stock by certain holders thereof,

•	the merger of PSF Group Holdings, Inc., the parent, with and into the Company, and

•	the Tender Offer for the 9 1/4% Notes.

As of May 9, 2005, the credit agreement was amended to provide for extension of credit not to exceed $220.0 million from the previous limit of $175.0 million.

Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities.

Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.0% determined by the leverage ratio.

Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.

The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $55,000,000 as of the end of each quarter in fiscal year 2006 and $60,000,000 as of the end of each fiscal quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 6.0-to-1.0 as of the end of each quarter through fiscal year 2006, 5.0-to-1.0 as of the end of each quarter in fiscal year 2007 and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At March 26, 2005, the Company was in compliance with all covenants under the credit agreement.

In addition, the credit agreement contains the following negative covenants, among others: limitations on encumbrances, disposal of assets, acquisitions, additional indebtedness, capital investment and pre-payment of subordinated debt. The credit agreement limits also the amount of cash dividends the Company may pay to $15.0 million annually.

The credit agreement specifies certain events of default, including, among others: failure to pay principal, interest or other amounts, violation of covenants, inaccuracy of representations and warranties, default with respect to other material indebtedness, certain bankruptcy and insolvency events and certain undischarged judgments.

5. Income taxes

A reconciliation of statutory federal income tax and income tax expense is shown below (in thousands):

	Fiscal Year Ended
	March 29,	March 27,	March 26,
	2003	2004	2005
Current income tax (expense) benefit-
Amount based on federal statutory rate	$5,419	$(190)	$(22,715)
State income taxes, net of federal	(8)	(22)	(2,652)
Other items	—	—	522

Current income tax (expense) benefit	5,411	(212)	(24,845)

Deferred income tax (expense) benefit-
Amount based on federal statutory rate	15,365	2,662	(14,967)
State income taxes, net of federal	3,799	473	(1,654)
Change in estimated deferred tax rates	—	—	1,462

Deferred income tax (expense) benefit	19,164	3,135	(15,159)

Total income tax (expense) benefit	$24,575	$2,923	$(40,004)

Components of the net deferred tax balances are as follows (in thousands):

	March 27,	March 26,
	2004	2005
Net current deferred tax assets-
Goodwill	$208	$202
Inventory	1,654	1,544
Other accruals and reserves	7,568	6,151
Net operating loss carryforwards	6,600	219

Net current deferred tax assets	$16,030	$8,116

Net long-term deferred tax liabilities-
Fixed assets	$(90,730)	$(86,560)
Net operating loss carryforwards	13,100	—
Goodwill	864	640
Other	953	2,828

Net long-term deferred tax liability	$(75,813)	$(83,092)

At March 26, 2005, the Company has no federal operating loss carryforwards.

The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which the Company’s earnings or deductions are realized may differ from current estimates.

6. Investments in partnerships

The Company has a 50 percent ownership interest in the L&H Farms partnership. L&H Farms partnership is in the business of breeding and raising hogs in rural North Carolina. The Company accounts for the earnings and losses of the partnership using the equity method of accounting. As of March 27, 2004, and March 26, 2005, the investment in the L&H Farms partnership was $1,184,000 and $1,461,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of the partnership’s (losses) earnings was ($240,000) for fiscal year ended March 29, 2003, $291,000 for fiscal year ended March 27, 2004, and $627,000 for fiscal year ended March 26, 2005. These amounts are included in other income, net, in the consolidated statements of operations and comprehensive income.

In addition, the Company has a 60 percent ownership in L&S Farms, a general partnership, in the business of breeding and raising hogs in rural North Carolina. The Company consolidates this operation for financial reporting purposes. Minority interest of $113,000 for fiscal year ended March 29, 2003, $166,000 for fiscal year ended March 27, 2004, and $289,000 for fiscal year ended March 26, 2005, was charged to other income, net, in the consolidated statements of operations and comprehensive income. As of March 27, 2004, and March 26, 2005, the minority interest obligation was $515,000 and $671,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets.

On March 28, 2003, the Company funded a 50 percent ownership interest in Oldham’s LLC (Oldham’s) for $2,184,000, which subsequently was finalized on April 4, 2003. Oldham’s is in the business of processing sows and producing raw materials for sausage products. The Company accounts for the earnings and losses of Oldham’s using the equity method of accounting. As of March 27, 2004, and March 26, 2005, the investment in Oldham’s was $2,308,000 and $1,850,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of Oldham’s earnings was $327,500 and $327,600 for fiscal years ended March 27, 2004 and March 26, 2005, respectively. These amounts are included in other income, net, in the consolidated statements of operations and comprehensive income.

The Company has a 50 percent ownership interest in Crystal Peak Technologies, LLC (CPT) formed by the Company and Crystal Peak Farms, Inc to develop and market technologies for the processing of animal waste. Both the Company and Crystal Peak Farms contributed patents and other technology to this LLC. The Company accounts for the earnings and losses of CPT using the equity method of accounting. As of March 27, 2004, and March 26, 2005, the investment in CPT was $0 and $46,500, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of the partnership’s earnings was $46,500 for fiscal year ended March 26, 2005. This amount is included in other income, net, in the consolidated statements of operations and comprehensive income.

7. Related parties

The Company has contracted with ContiGroup to provide certain services pursuant to an amended and restated services agreement and a contract grower finish agreement. Under these agreements, ContiGroup provides purchasing assistance, legal services, employee benefits, payroll and grow finishing services to the Company. For fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005, the total amount of these expenses and other related-party expenses with CGC were $5,331,000, $5,389,000, and $4,868,000, respectively. At March 27, 2004, and March 26, 2005, the Company recorded amounts due to related party for these items of $56,000 and $29,000, respectively, included in the consolidated balance sheets.

During fiscal year ended March 25, 2000, an agreement was entered into with CGC to pay $1,000,000 annually for five years, in consulting fees to CGC for work done in the settlement agreement with the attorney general of Missouri (Note 10). The Company paid the final installment in fiscal 2004.

The Company leases farmland and hog production buildings from the former owners of Lundy, one of whom was a board member of PSF, Inc. until such member resigned in September 2003, under a capital lease agreement that existed prior to the acquisition. The capital lease obligation as of March 27, 2004, and March 26, 2005 was $1,729,000 and $1,384,000, respectively, and is included in long-term debt and capital leases in the consolidated balance sheets.

8. Commitments

The Company enters into forward grain purchase contracts with market risk in the ordinary course of business. In the opinion of management, settlement of such commitments, which were open at March 27, 2004 and March 26, 2005, will have no adverse impact on the financial position or results of operations of the Company.

The Company utilizes forward contracts, as well as exchange traded futures and options contracts, to establish adequate supplies of future grain purchasing requirements and minimize the risk of market fluctuations. These contracts are dependent on fluctuations in the grain, lean hog, and natural gas commodity markets. Market risk resulting from a position in a particular contract may be offset by other on or off-balance-sheet transactions. The Company continually monitors its overall market position. Fair values of futures and options, and gross contract or notional amounts of forward contracts, in place as of March 26, 2005 are as follows (in thousands except wtd.-avg. price/unit):

	Contract	Volumes	Wtd.-avg.	Fair
	Quantity	Units	Price/Unit	Value

Futures Contracts
Corn purchases — long	3,555	bushels	2.15	$(159)
Corn sales — short	205	bushels	2.36	(3)
Soybean meal purchases — long	3	tons	192.32	(13)
Lean hog sales — short	158,280	pounds	0.77	1,796
Lean hog purchases — long	8,280	pounds	0.68	667
Wheat sales — short	130	bushels	3.51	8
Pork belly purchases — long	200	pounds	0.92	(5)

Option Contracts
Corn puts — short	1,500	bushels	$2.15	$(133)
Corn calls — short	800	bushels	2.80	(10)
Corn calls — long	2,425	bushels	2.32	67
Meal calls — long	9	tons	197.22	31
Meal puts — short	9	tons	214.44	(9)
Lean hog calls — short	18,200	pounds	0.77	(405)
Lean hog puts — short	2,400	pounds	0.70	(25)
Lean hog puts — long	21,080	pounds	0.70	370

	Contract	Volumes	Wtd.-avg.	Notional
	Quantity	Units	Price/Unit	Amount

Forward Contracts
Corn	3,660	bushels	$2.35	$8,602
Meal	9	tons	202.67	1,787

Substantially all these contracts expire within one year.

The Company leases rolling stock and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $6,861,000, $7,335,000 and, $6,453,000, in the fiscal years ended

March 29, 2003, March 27, 2004, and March 26, 2005, respectively. Future minimum rental commitments at March 26, 2005, are as follows (in thousands):

2006	$5,498
2007	4,075
2008	3,098
2009	2,294
2010	1,619
Thereafter	2,165

$18,749

At the Company’s Clinton, North Carolina pork processing facility, the Company has contracts with producers to provide this facility with market hogs for the amount the Company’s hog production operations cannot provide in order to meet this facility’s processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years the Company is contracted to purchase approximately 1,260,000 market hogs under these contracts.

The Company also has contracts with two large processors to sell the Company’s hogs produced from its Texas hog production operations in which the Company is to deliver approximately 500,000 hogs annually.

9. Employee benefit plans

The Company has a 401(k) plan covering substantially all employees meeting certain minimum service requirements. The plan allows all qualifying employees to contribute up to 60 percent of employee compensation limited to the tax deferred contribution allowable by the Internal Revenue Code. The Company matches 100 percent of the employee’s contribution up to 3 percent of employee compensation and 50 percent of the employee’s next 2 percent of employee compensation, for a maximum company match of 4 percent of employee compensation. Effective January 1, 2000, the Company amended its 401(k) plan from a three-year cliff-vesting period to a 100 percent immediate vesting. Employer contribution expense related to the plan was approximately $1,870,000, $1,878,000 and $2,001,000 for the fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005, respectively.

The Company has a long-term incentive plan with performance thresholds tied to return on net assets in place for key executives selected by the compensation committee. At March 27, 2004, the Company had no liability recorded for the long-term incentive plan. At March 26, 2005, the Company had a liability recorded of $2,020,000 in other long-term liabilities toward the long-term incentive plan. The Company expensed $2,020,000, in the fiscal year ended March 26, 2005. In fiscal year ended March 29, 2003, the Company credited the amount of $1,507,000 accrued for the year ended March 30, 2002, due to the probability of the Company not meeting its minimum requirement for payout because of its fiscal year 2003 performance.

The Company has a deferred compensation plan which is restricted to a select group of management employees. Under the plan, participating employees are allowed to defer payment of compensation awarded under the long-term incentive plan until a date elected by the employee in accordance with the plan. The plan generally allows payment in the form of a single lump sum or ten substantially equal annual installments following the date of payment. At March 27, 2004 and March 26, 2005, the plan had $1,501,000 and $759,000, respectively, of investments held by an independent trustee. The investments are classified as trading and are reflected in other long-term assets with a corresponding liability included in other long-term liabilities in the consolidated balance sheets.

The Company has a nonqualified, unfunded special executive retirement plan for certain key executives. Benefits generally accrue based on pay and years of credited service. Specific data related to the plan is as follows ($ in thousands):

	March 27,	March 26,
	2004	2005
Accumulated benefit obligation	$1,831	$1,950

Change in benefit obligation during year

Projected benefit obligation, beginning of fiscal year	$2,378	$2,630
Service cost	468	278
Interest cost	155	110
Actuarial gain (including assumption changes)	(371)	(735)
Plan amendment	—	(295)

Projected benefit obligation, end of fiscal year	$2,630	$1,988

Reconciliation of funded status as end of fiscal year

Funded status, beginning of fiscal year	$(2,630)	$(1,988)
Unrecognized prior service cost	508	182
Unrecognized net (gain) loss	75	(620)

Accrued cost, end of fiscal year	$(2,047)	$(2,426)

Components of net periodic pension cost

Service cost	$468	$278
Interest cost	155	110
Amortization of prior service cost	46	32
Amortization of unrecognized (gain) loss	24	(40)

Pension cost	$693	$380

Weighted average assumption used to determine benefit obligation

Discount rate	6.00%	5.75%
Salary increases	3.50%	3.50%

Weighted average assumptions used to determine net periodic pension cost

Discount rate	6.25%	6.00%
Salary increases	4.50%	3.50%
Measurement date	March 30	March 30
Fiscal period	to March 27	to March 26

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Year	Expected Benefit Payments
2006	$—
2007	—
2008	43,000
2009	43,000
2010	43,000
2011-2015	235,000

10. Litigation

Environmental matters

In order to settle enforcement actions and citizens suits, and to ensure that the Company, the regulatory agencies, and independent experts all agree that the Company is implementing appropriate advanced technology, the Company has entered into consent decrees with the State of Missouri, and with the federal government and a citizens group. The decrees have generally required that the Company pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that the Company research, develop, and implement new technologies for environmental controls at the Missouri operations.

In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violation of air and water regulations. The Company settled that matter by entering into a second consent decree in 2004.The 2004 consent decree required the Company to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $8.4 million has been spent as of March 26, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction should be complete within the first quarter of fiscal year 2006, and the Company has spent $7.8 million to date of an estimated $9.6 million to complete the plant.

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

In 1998, the Company engaged in a series of transactions with ContiGroup pursuant to which it purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in the Company (the 1998 ContiGroup transaction). To the extent that ContiGroup incurs any liability in the above described nuisance litigation, the Company assumed that liability pursuant to the terms of the 1998 ContiGroup transaction.

Other legal matters

On November 30, 2004, International Casings Group (“ICG”) filed an action against the Company in the Federal Court in Kansas City, Missouri (International Casings Group, Inc. vs. Premium Standard Farms, Inc.) seeking a preliminary injunction and specific performance of a contract by which the Company sold product from its Clinton and Milan plants to ICG. The Company believed it had terminated its contractual relations with ICG, but the Court has granted ICG a preliminary injunction. The Company believes it has good defenses to this action and intends to vigorously defend this suit.

In addition, the Company is involved from time to time in routine litigation incidental to its business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, the Company believes that none of the currently pending proceedings should, individually or in the aggregate, have a material adverse effect on its financial statements.

11. Segment information

The Company operates a vertically integrated business with two business segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following tables present specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following tables represent unallocated corporate expenses and assets, deferred and current taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
Fiscal 2003:
Net sales	$553,566	$355,620	$(300,772)	$608,414
Intersegment sales	(3,213)	(297,559)	—	—
Operating income (loss)	34,444	(63,134)	(10,740)	(39,430)
Assets	196,926	549,529	32,607	779,062
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,278	45,270	960	61,508
Capital expenditures	5,076	29,903	526	35,505

Fiscal 2004:
Net sales	$663,530	$452,321	$(385,114)	$730,737
Intersegment sales	(2,936)	(382,178)	—	—
Operating income (loss)	34,695	(4,249)	(13,260)	17,186
Assets	195,366	534,724	28,742	758,832
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,718	44,793	795	61,306
Capital expenditures	9,911	31,101	872	41,884

Fiscal 2005:
Net sales	$850,764	$628,938	$(552,131)	$927,571
Intersegment sales	(2,122)	(550,009)	—	—
Operating income	24,715	123,379	(20,277)	127,817
Assets	196,854	507,516	32,596	736,966
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,785	44,021	839	60,645
Capital expenditures	8,366	35,013	919	44,298

Geographic information

No individual foreign country or customer accounts for 10 percent or more of sales to external customers. The following table provides a geographic summary of the Company’s net sales based on the location of product delivery (in thousands):

	2003	2004	2005
United States	$557,764	$675,745	$832,191
Far East	37,013	35,389	56,826
Europe and Russia	139	357	449
Canada	8,544	9,075	14,575
Mexico and South America	4,954	10,171	23,530

Totals	$608,414	$730,737	$927,571

All of the Company’s assets are located within the United States.

12. Quarterly results of operations (unaudited in thousands, except share and per share information):

The following represents the unaudited quarterly results of operations for fiscal years 2004 and 2005. All amounts are expressed in thousands, except share and per share information.

	First	Second	Third	Fourth
Fiscal 2004-
Net sales	$171,132	$178,310	$199,766	$181,529
Gross profit	7,532	12,632	9,043	4,779
Net (loss) income	(1,741)	1,417	(751)	(3,516)

(Loss) earnings per share:
Basic	($0.06)	$0.05	($0.02)	($0.11)
Diluted	($0.06)	$0.05	($0.02)	($0.11)

Weighted average number of common shares outstanding:
Basic	30,928,593	30,928,593	30,928,593	30,928,593
Diluted	30,928,593	30,928,593	30,928,593	30,928,593

Fiscal 2005-
Net sales	$212,136	$218,831	$246,759	$249,845
Gross profit	24,277	29,980	48,600	50,202
Net income	9,389	11,894	22,996	23,379

Earnings per share:
Basic	$0.30	$0.38	$0.74	$0.76
Diluted	$0.30	$0.38	$0.74	$0.75

Weighted average number of common shares outstanding:
Basic	30,928,593	30,928,593	30,928,593	30,928,593
Diluted	30,979,418	31,003,146	31,026,775	31,049,167

13. Subsequent events

On May 2, 2005, the former parent, PSF Group Holdings, merged with and into its wholly owned subsidiary Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation. In connection with the merger the Company adopted PSF Group Holdings’ Certificate of Incorporation (the “Certificate”). Immediately prior to the merger, the Certificate was amended to increase PSF Group Holdings’ authorized capital to

50,000,000 shares of Class A Common Stock, 50,000,000 shares of Class B Common Stock and 10,000,000 shares of Preferred Stock.

On May 6, 2005, the board of directors of the Company authorized a 145-for-1 stock split effected in the form of a stock dividend to shareholders of record at the close of business on May 6, 2005, the record date. The Company issued approximately 30,715,000 shares of Class A and Class B common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. The Company reclassified an amount equal to the par value of the number of shares issued to common stock from additional paid-in capital.

As discussed in Note 4, on April 20, 2005 and May 9, 2005, the Company amended its credit agreement in connection with the Tender Offer and transactions described above and increased the availability under the credit agreement to $220 million. The Company also on May 9, 2005 entered into a ten-year $125 million swap agreement which will convert the interest on these loans to an effective fixed interest rate of approximately 5.9%.

On May 10, 2005, Premium Standard Farms of North Carolina, Inc., a wholly owned subsidiary, merged with and into Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation.

The Company filed a S-1 registration statement with the Securities and Exchange Commission (“SEC”) on March 11, 2005. The S-1 registration statement relates to a contemplated initial public offering in which shares will be sold by certain shareholders of the Company. It is contemplated that in connection with the initial public offering, the Company’s charter will be amended to cause all shares of common stock to be a single class with directors being elected by the vote of holders of common stock generally. The Company anticipates the S-1 registration statement will become effective subsequent to year end.