Form 10-Q
period 2005-06-25
PREMIUM STANDARD FARMS, INC.
filed 2005-08-09
CIK 1143967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-64180
Premium Standard Farms, Inc.
(Exact name of Registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	43-1755411 (I.R.S. Employer Identification No.)

805 Pennsylvania, Suite 200, Kansas City, Missouri (Address of principal executive office)	64105 (Zip Code)
Registrant’s telephone number, including area code: (816) 472-7675
Not Applicable

(Former name, former address and former fiscal year, if
changed since last report)
     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of August 1, 2005, there were 31,314,009 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 25, 2005 and March 26, 2005
(in 000’s)
(Unaudited)

	June 25,	March 26,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,054
Accounts receivable, net	30,662	33,871
Inventories	168,077	165,363
Deferred income taxes	7,195	8,116
Prepaid expenses and other	3,962	5,270

Total current assets	209,896	222,674

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	101,519	101,469
Buildings	296,895	296,569
Machinery and equipment	285,784	284,554
Breeding stock	42,521	39,570
Construction in progress	15,292	12,193

	742,011	734,355
Less- accumulated depreciation	319,367	307,979

Total property, plant, equipment and breeding stock	422,644	426,376

GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	2,411	4,542
Other	7,006	7,376

Total other long-term assets	9,417	11,918

Total assets	$717,955	$736,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$11,766	$—
Accounts payable	4,216	6,133
Accrued expenses	45,910	49,913
Dividends payable	893	—
Due to related party (including dividends payable of $986 and $0)	1,169	29
Federal income tax payable	306	975
Accrued interest	281	4,861
Current maturities of long-term debt and capital leases	820	801

Total current liabilities	65,361	62,712

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	137,659	175,287
Other long-term liabilities	8,793	8,151
Deferred income taxes	84,687	83,092

Total long-term liabilities	231,139	266,530

Total liabilities	296,500	329,242

SHAREHOLDERS’ EQUITY:
Common stock	313	309
Additional paid-in capital	378,216	373,401
Unearned compensation	(2,971)	—
Accumulated other comprehensive loss, net of tax	(1,610)	—
Retained earnings	47,507	34,014

Total shareholders’ equity	421,455	407,724

Total liabilities and shareholders’ equity	$717,955	$736,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
13 weeks ended June 25, 2005 and June 26, 2004
(in 000’s except share and per share data)
(Unaudited)

	13 Weeks Ended
	June 25,	June 26,
	2005	2004
Net sales	$245,307	$212,136
Cost of goods sold	188,240	187,859

Gross profit	57,067	24,277

Selling, general and administrative expenses	7,433	3,793
Loss on early extinguishment of debt	21,707	—
Other income	(283)	(519)

Operating income	28,210	21,003

Interest expense (income):
Interest expense	3,194	5,667
Interest income	(130)	(30)

Interest expense, net	3,064	5,637

Income before income taxes	25,146	15,366

Income tax expense	9,774	5,977

Net income	$15,372	$9,389

Unrealized (loss) gain on interest rate swap, net of tax	(1,610)	40

Comprehensive income	$13,762	$9,429

Earnings per share:
Basic	$0.50	$0.30
Diluted	$0.49	$0.30
Weighted average number of common shares outstanding:
Basic	30,928,524	30,928,593
Diluted	31,078,513	31,025,491
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
13 Weeks ended June 25, 2005 and June 26, 2004
(in 000’s)
(Unaudited)

	June 25,	June 26,
	2005	2004

OPERATING ACTIVITIES:
Net income	$15,372	$9,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	14,974	15,290
Amortization of unearned compensation	19	—
Amortization of deferred financing costs	164	275
Write-off of deferred financing costs	3,945	—
Deferred income taxes	3,540	5,680
Net gain on sale of property, plant, equipment and breeding stock	(2,302)	(2,104)
Changes in operating assets and liabilities, net:
Accounts receivable	3,209	(3,048)
Inventories	(2,714)	(3,785)
Prepaid expenses and other assets	1,678	95
Accounts payable, accrued expenses and other liabilities	(11,179)	(3,979)

Net cash provided by operating activities	26,706	17,813

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(13,601)	(9,272)
Proceeds from disposal of property, plant, equipment and breeding stock	4,661	5,138

Net cash used in investing activities	(8,940)	(4,134)

FINANCING ACTIVITIES:
Checks issued against future deposits	11,766	1,258
(Payments on) proceeds from revolving debt, net	9,520	(7,309)
Proceeds from term loan	125,000	—
Payments for deferred financing costs	(907)	(1,226)
Repayments on long-term debt	(173,199)	(6,402)

Net cash used in financing activities	(27,820)	(13,679)

Net decrease in cash and cash equivalents	(10,054)	—

CASH AND CASH EQUIVALENTS, beginning of period	10,054	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$7,645	$9,742
Income tax paid	6,903	323
Noncash operating activities-
Fair value of interest rate swap	2,636	—
Noncash financing activities-
Dividend payable	1,879	—
Conversion of incentive plan to restricted stock	1,829	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1 — Basis of presentation
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in Premium Standard Farms, Inc. and Subsidiaries (the “Company”) consolidated financial statements for the year ended March 26, 2005 filed with the Securities and Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the Company’s audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations.
On May 6, 2005, the board of directors of the Company authorized a 145-for-1 stock split effected in the form of a stock dividend to shareholders of record at the close of business on May 6, 2005, the record date. The Company issued approximately 30,715,000 shares of Class A and Class B common stock as a result of the stock split and converted the two classes of common stock into a single class of common stock. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. The Company reclassified an amount equal to the par value of the number of shares issued to common stock from additional paid-in capital.
Premium Standard Farms, Inc. is a Delaware company formed in 1996 and is currently 52.4% owned by ContiGroup Companies, Inc.
Note 2 — Stock-based compensation
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
In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 952,859 shares of common stock at an exercise price of $11.49 per share. All of the options are fully exercisable at June 25, 2005, except for 55,515, which are exercisable December 31, 2006. At December 31, 2005, 870,001 options expire and at December 31, 2010, 82,858 options expire. No options have been exercised as of June 25, 2005.
In the quarter ended June 25, 2005, the Company’s board of directors authorized a new equity incentive plan whereby options and restrictive stock awards have been granted to senior management.
Under this new plan, 197,829 options to purchase shares at $12.50 per share were granted to senior management and 224,558 restricted stock grants were awarded. The options vest over a four year period from date of grant. The restricted stock grants vest over a three to five year period based on the award.
In conjunction with this new plan, senior management was allowed to convert accrued long-term incentive compensation into restricted grants which vest over the same period as the incentive plan. Those who elected this conversion also received a company match of 10% of the amount accrued for those individuals in restricted stock. There were 160,927 restricted stock grants issued for this conversion. At March 25, 2006, 70,857 of those will be fully vested and unrestricted. At March 31, 2007, the remaining 90,070 grants will be fully vested and unrestricted.
The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For the quarter ended June 25, 2005, the Company recorded $19,000 in compensation expense relating to the restricted stock grants and recorded no expense for the options as they were granted at market price. For the quarter ended June 26, 2004, the Company had no compensation expense to record in accordance with APB 25. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (in thousands, except for per share amounts).

	13 Weeks Ended
	June 25,	June 26,
	2005	2004
Net income, as reported	$15,372	$9,389

Add: Stock-based compensation expense included in net income, net of related taxes	12	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	17	—

Pro forma net income	$15,367	$9,389

Basic earnings per share, as reported	$0.50	$0.30
Basic earnings per share, pro forma	$0.50	$0.30

Diluted earnings per share, as reported	$0.49	$0.30
Diluted earnings per share, pro forma	$0.49	$0.30
Note 3 — New accounting pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs – an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted this standard in the first quarter of fiscal year 2006 and the adoption did not have a material impact on its financial statements as such costs have historically been expensed as incurred.

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
In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R, as recently amended, is applicable for all fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning fiscal year 2007. The Company is currently evaluating the impact on its financial statements with respect to options and grants recently issued and those which may be issued in the future.
In December 2004, FASB issued FASB Staff Position 109-1 (FSP 109-1) “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 specifies that a qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. FSP 109-1 was effective upon issuance. The Company is currently evaluating the impact this deduction will have on its results of operations or financial position.
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
Note 4 — Earnings per share
Basic earnings per common share (EPS) are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. In fiscal quarters ended June 25, 2005 and June 26, 2004, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. The following schedule shows computation of net earnings per share for fiscal quarters ended June 25, 2005 and June 26, 2004 (in thousands, except share and per share information).

	June 25,	June 26,
	2005	2004
Basic Computation:

Net income	$15,372	$9,389
Weighted average common shares outstanding	30,928,524	30,928,593

Basic earnings per share	$0.50	$0.30

Diluted Computation:

Net income	$15,372	$9,389
Weighted average common shares outstanding	30,928,524	30,928,593
Net effect of dilutive stock options based on the treasury stock method	149,989	96,898

Outstanding shares for diluted earnings per share	31,078,513	31,025,491

Diluted earnings per share	$0.49	$0.30

Note 5 — Derivative instruments and hedging activities
The Company follows FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” which requires every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative’s fair value be recognized in current earnings or other comprehensive income.
The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the quarters ended June 25, 2005, and June 26, 2004, gains (losses) marked to market on commodity contracts recognized in revenue for lean hog futures were $15.0 million and ($1.1) million, respectively. Gains (losses) recognized in cost of goods sold relating to the hedging of feed components were $1.5 million and ($0.9) million respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of $4.0 million and $2.2 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at June 25, 2005 and March 26, 2005, respectively.
During the quarter ended June 25, 2005, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on $125 million of bank debt from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and for the quarter ended June 25, 2005, recorded a liability of $2.6 million in Other Long-Term Liabilities in the condensed consolidated balance sheets relating to the fair value of the swap. For the quarter ended June 25, 2005, the Company decreased accumulated other comprehensive income by $1.6 million, net of $1.0 million in deferred taxes. The interest rate swap will mature on May 9, 2015.
The Company held an interest rate swap agreement, which matured on September 30, 2004, in order to effectively convert the base interest rate on bank debt from variable to a fixed rate. The Company had designated the interest rate swap as a cash flow hedge and for the quarter ended June 26, 2004, increased accumulated other comprehensive income by $40,000, net of $26,000 in deferred taxes.

Note 6 — Goodwill and intangible assets
The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the first quarters ended June 25, 2005 and June 26, 2004.
Note 7 — Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	June 25, 2005	March 26, 2005
Hogs	$148,532	$147,080
Processed pork products	13,982	13,458
Packaging and supplies	1,744	1,755
Grain, feed additives and other	3,819	3,070

	$168,077	$165,363

Note 8 — Segment information
The accounting policies for the Company’s business segments are the same as those described in the footnotes included in the Company’s March 26, 2005 audited financial statements. The Company operates a vertically integrated business with two operating segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, and pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current income taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
As of and for the 13 weeks ended June 25, 2005-
Net sales	$209,200	$171,692	$(135,585)	$245,307
Intersegment sales	(658)	(134,927)	—	—
Operating income (loss)	3,568	52,325	(27,683)	28,210
Assets	191,939	508,139	17,877	717,955
Goodwill	25,020	50,978	—	75,998

For the 13 weeks ended June 26, 2004-
Net sales	$195,909	$142,469	$(126,242)	$212,136
Intersegment sales	(691)	(125,551)	—	—
Operating income (loss)	7,786	15,883	(2,666)	21,003

As of March 26, 2005-
Assets	$196,854	$507,516	$32,596	$736,966
Goodwill	25,020	50,978	—	75,998

Note 9 — Debt Tender and Amendment to Credit Agreement
On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which the Company purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. The remaining $2.0 million of 9 1/4% Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009.
Although the 9 1/4% Notes were issued by Premium Standard Farms, Inc., its former parent, PSF Group Holdings, Inc. and Premium Standard Farms, Inc.’s wholly owned subsidiaries, fully and unconditionally, jointly and severally guarantee Premium Standard Farms, Inc.’s obligation to pay principal and interest on these notes. On May 2, 2005, PSF Group Holdings, Inc. merged with and into its wholly owned subsidiary, Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation.
On June 24, 2005, the Company entered into a second amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility and a $125.0 million term facility.
The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was outstanding at June 25, 2005, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
At June 25, 2005, the Company had $9.5 million of borrowings outstanding under the revolving credit facility, $11.2 million in letters of credit and $154.3 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.375% at June 25, 2005).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2006 and thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 5.0-to-1.0 as of the end of each quarter through fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At June 25, 2005, the Company was in compliance with all covenants under the credit agreement.
In addition, the credit agreement contains the following negative covenants, among others: limitations on encumbrances, disposal of assets, acquisitions, additional indebtedness, capital investment and pre-payment of subordinated debt. The credit agreement also limits the amount of cash dividends the Company may pay to $15.0 million annually.
The credit agreement specifies certain events of default, including, among others: failure to pay principal, interest or other amounts, violation of covenants, inaccuracy of representations and warranties, default with respect to other material indebtedness, certain bankruptcy and insolvency events and certain undischarged judgments.
Note 10 — Litigation
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
In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violation of air and water regulations. The Company settled that matter by entering into a second consent decree in 2004.The 2004 consent decree required the Company to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $9.6 million has been spent as of June 25, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially complete and the plant is currently in the start-up phase. The Company has spent $9.0 million on the construction of the plant.
Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). Two other nuisance lawsuits were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri

entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with the Company. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.
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
Other legal matters
On November 30, 2004, International Casings Group (“ICG”) filed an action against the Company in the Federal Court in Kansas City, Missouri (International Casings Group, Inc. vs. Premium Standard Farms, Inc.) seeking a preliminary injunction and specific performance of a contract by which the Company sold product from its Clinton and Milan plants to ICG. The Company believed it had properly terminated its contractual relations with ICG, but the Court has granted ICG a preliminary injunction. The Company believes it has good defenses and will prevail at trial. Further, the Company is seeking damages from ICG.
In addition, the Company is involved from time to time in routine litigation incidental to its business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, the Company believes that none of the currently pending proceedings should, individually or in the aggregate, have a material adverse effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this report on Form 10-Q, the terms “we,” “us,” and “our” refer collectively to Premium Standard Farms, Inc. and its subsidiaries. The terms “expect,” “anticipate,” “may,” “believe,” “will,” and similar expressions made with respect to our earnings and outlook for the future contain some forward-looking information. Naturally, all forward-looking statements involve risk and uncertainty and actual results or events could be materially different. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ include: economic conditions generally and in our principal markets; competitive practices and consolidation in the pork production and processing industries; the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tariffs; domestic and international transportation disruptions; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; outbreaks of disease in our herds; feed ingredient costs; fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond our control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. Please review our Annual Report on Form 10-K for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information reported by us.
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

Pork and Hog Prices (June 2002-June 2005)

(1)	Average monthly price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(2)	Average monthly price based on the 185# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA.
Corn $/Bushel (June 2002-June 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (June 2002-June 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
     On June 24, 2005, the USDA issued its Hogs and Pigs Inventory Report that indicated a 0.7% increase in the breeding herd, and current hog inventories just fractionally above the 2004 level. Continued strong demand has kept hog prices at relatively high levels for the quarter ended June 25, 2005. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future.
     On July 12, 2005, the USDA issued a crop production report, showing an increase in corn acres planted but the yields trending lower from the prior year. In the same report, the USDA reported a decrease in soybean acres planted from the prior year. Prices of corn and soybeans, the primary ingredients in our feed rations, will fluctuate in the near term primarily relating to weather conditions and concerns over soybean rust.
Results of Operations
13 Weeks Ended June 25, 2005 Compared to the 13 Weeks Ended June 26, 2004
     The following table presents selected financial information for our production and processing segments for the 13 weeks ended June 25, 2005 and June 26, 2004. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended June 25, 2005 to the quarter ended June 26, 2004. Intersegment sales are based on market prices.

	For the 13 Weeks Ended		Qtr to Qtr Change
	June 25, 2005	June 26, 2004	2005 to 2004%
	(In millions except percentages)
Net Sales
Processing	$209.2	$195.9	$13.3	6.8%
Production	171.7	142.5	29.2	20.5%
Intersegment	(135.6)	(126.3)	(9.3)	(7.4)%

Total Net Sales	$245.3	$212.1	$33.2	15.7%

Gross Profit
Processing	$4.7	$8.7	$(4.0)	(46.0)%
Production	52.4	15.6	36.8	235.9%

Total Gross Profit	$57.1	$24.3	$32.8	135.0%

Operating Income (Loss)
Processing	$3.6	$7.8	$(4.2)	(53.8)%
Production	52.3	15.9	36.4	228.9%

	$55.9	$23.7	$32.2	135.9%

Corporate	(6.0)	(2.7)	(3.3)	(122.2)%
Loss on early extinguishment of debt	(21.7)	—	(21.7)	*

Total Operating Income	$28.2	$21.0	$7.2	34.3%

*	Not meaningful
Consolidated
Net Sales. Net sales increased by $33.2 million, or 15.7%, to $245.3 million in the first quarter of fiscal year 2006 from $212.1 million in the comparable period last year. The increase was attributed to an increase in volume of $24.6 million combined with a $16.1 million increase in gains recorded for lean hog futures contracts, offset by a decrease in prices of $7.5 million. Overall, live hog and wholesale pork prices decreased slightly compared to the prior period despite comparable supplies of pork industry wide. Domestic demand for pork has dampened somewhat, while export demand is still strong due to several factors including BSE and Avian Influenza which effect competing proteins. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit increased by $32.8 million to $57.1 million in the first quarter of fiscal year 2006 from $24.3 million in the comparable period last year. As a percentage of net sales, gross profit increased to 23.3% from 11.5%. The current year gross profit increase is primarily the result of positive results from our lean hog future contracts as mentioned above, combined with a 10.2% decrease in costs on a per hundred weight basis to produce our products during the first quarter of fiscal year 2006 compared to the same period last year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 3.0% in the first quarter of fiscal year 2006 from 1.8% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $3.6 million to $7.4 million in the first quarter of fiscal year 2006 from $3.8 million in the comparable period last year. The increase is attributable to expenses incurred for the initial public offering and debt tender completed during the first quarter of fiscal year 2005, as well as increases in compensation and incentive bonuses.
Operating Income. Operating income increased by $7.2 million to $28.2 million in the first quarter of fiscal year 2006 from $21.0 million in the comparable period last year. The increase is attributable to the factors mentioned above offset by a charge of $21.7 million relating to the debt tender premium of $17.8 million and corresponding write-off of unamortized deferred financing costs of $3.9 million.
Interest Expense, net. Interest expense, net, decreased by $2.5 million, or 44.6%, to $3.1 million in the first quarter of fiscal year 2006 from $5.6 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the first quarter of fiscal year 2006 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See Liquidity and Capital Resources below for more information.
Income Tax Benefit / Expense. Our effective tax rate was 38.9% in the first quarter of fiscal year 2006 and in the comparable period last year.
Segment Analysis
Pork Processing. Net sales increased $13.3 million, or 6.8%, to $209.2 million in the first quarter of fiscal year 2006 from $195.9 million in the comparable period last year. The increase resulted from a 7.7% increase in volume processed offset by a 0.9% decrease in pork product sales prices compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the processing plants.
Gross profit decreased by $4.0 million to $4.7 million in the first quarter of fiscal year 2005 from $8.7 million in the comparable period last year. While our cost to purchase market hogs decreased by 2.0% and our overall sales prices decreased 0.9%, other processing costs, primarily labor and freight, increased $9.1 million, or 13.5% on a per head basis compared to the same period in the prior year. The increase in labor is related to increases in benefits, overtime pay, and bonus accruals for increased Saturdays worked. The increase in freight is related to increase in fuel prices and product volumes shipped.
     Operating income decreased by $4.2 million to $3.6 million in the first quarter of fiscal year 2006 from $7.8 million in the comparable period last year. The increase was attributed to the factors mentioned above.
Hog Production. Net sales increased by $29.2 million, or 20.5%, to $171.7 million in the first quarter of fiscal year 2006 from $142.5 million in the comparable period last year. The increase primarily resulted from a 13.4% increase in volume attributable to increases in production across the segment, offset by a 3.7% decrease in hog sales prices. As mentioned above, gains recorded for lean hog futures contracts had a $16.1 million positive impact on the change in net sales. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
     Gross profit increased by $36.8 million to $52.4 million in the first quarter of fiscal year 2006 from $15.6 million in the comparable period last year. The increase was the result of a 17.1% decrease in hog production costs on a per hundred weight basis combined with the increase in sales mentioned above. The majority of the decrease in hog production cost was due to lower feed input costs compared to the same period last year and combined with improved production efficiencies across the segment.
     Operating income increased by $36.4 million to $52.3 million in the first quarter of fiscal year 2006 from $15.9 million in the comparable period last year. The increase is attributed to the factors mentioned above.
Liquidity and Capital Resources
     Our primary source of financing has been cash flow from operations and bank borrowings. Our ongoing operations will require the availability of funds to service debt, fund working capital and make capital expenditures on our facilities. We also intend to pay quarterly dividends to our shareholders on an ongoing basis. We expect to finance these activities through cash flow from operations and from amounts available under our credit agreement.

     Net cash flow provided by operating activities was $26.7 million and $17.8 million for the first quarter ended in fiscal years 2006 and 2005, respectively. The improvement in the first quarter of fiscal year 2006 compared to the same period last year was primarily due to an increase in net income and reduced working capital needs.
     Net cash flow used in investing activities was $8.9 million and $4.1 million for the first quarter ended in fiscal years 2006 and 2005, respectively. Net cash used in investing activities consisted of $13.6 million and $9.3 million for capital expenditures relating to property, plant and equipment and breeding stock during the first quarter ended in fiscal years 2006 and 2005, respectively. The Company received proceeds from disposal of property, plant, equipment and breeding stock of $4.7 million and $5.1 million during the first quarter ended in fiscal years 2006 and 2005, respectively, primarily representing culled breeding stock.
     Net cash flow used in financing activities was $27.8 million and $13.7 million for the first quarter ended in fiscal years 2006 and 2005, respectively. During the first quarter of fiscal years 2006 and 2005, excess cash generated was used to pay down outstanding debt.
     On May 9, 2005, we completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which we purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under our bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. The remaining $2.0 million of 9 1/4% Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009.
     On June 24, 2005, we entered into a second amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility and a $125.0 million term facility.
     The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of June 15, 2015, when all remaining principal is due. Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
     Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.375% at June 25, 2005).
     Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
     The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2006 and thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 5.0-to-1.0 as of the end of each quarter through fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At June 25, 2005, we were in compliance with all covenants under the credit agreement.
     In addition, the credit agreement contains the following negative covenants, among others: limitations on encumbrances, disposal of assets, acquisitions, additional indebtedness, capital investment and pre-payment of subordinated debt. The credit agreement also limits the amount of cash dividends we may pay to $15.0 million annually.
     The credit agreement specifies certain events of default, including, among others: failure to pay principal, interest or other amounts, violation of covenants, inaccuracy of representations and warranties, default with respect to other material indebtedness, certain bankruptcy and insolvency events and certain undischarged judgments.
     Total indebtedness at June 25, 2005 was $138.5 million, as compared to $273.4 million at June 26, 2004. At June 25, 2005, we had $9.5 million outstanding under our revolving credit facility, $11.2 million in letters of credit and $154.3 million available for borrowing under our revolving credit facility.
     In fiscal 2006, we expect to spend approximately $41 million on net capital expenditures as follows:
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

Contractual Cash Obligations
     In comparison to the year ended March 26, 2005, our contractual cash obligations relating to our long-term debt facilities have been extended and interest rates reduced due to our financing transactions previously discussed.
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
     Derivative instruments are accounted for in accordance with Financial Standards Board Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Because of the complexity involved in qualifying for hedge treatment for our commodity contracts, we mark these exchange-traded contracts to market with the resulting gain or loss recorded in net sales for hog contracts or cost of goods sold for all other commodity contracts. This may result in large fluctuations in our earnings depending on the volume of commodity contracts and their corresponding volatility. We also have an interest rate swap in place to hedge $125 million of variable rate bank debt, which could have a material impact on our earnings if it became ineffective.
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
     For the first quarter ended June 25, 2005, and June 26, 2004 we recognized gains (losses) under SFAS 133 of $15.0 million and ($1.1) million, respectively, in net sales related to lean hog futures and gains (losses) of $1.5 million and ($0.9) million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of June 25, 2005, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $3.6 million.
     We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $0.1 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the quarter ended June 25, 2005, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.375% at June 25, 2005). The swap is accounted for as a cash flow hedge under SFAS 133. During the first quarter ended June 25, 2005, we recognized a $1.6 million loss, net of tax, into Accumulated Other Comprehensive Loss for the market value of the swap. At June 25, 2005, our term debt had a carrying value of $125.0 million and a fair value of $122.4 million based on the value of swap.
     The 9 1/4% Notes had a fair value of approximately $2.0 million as of June 25, 2005 based on inter-dealer prices, as compared to the book value of $2.0 million as of June 25, 2005.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” above.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Environmental matters
     In order to settle enforcement actions and citizens suits, and to ensure that the Company, the regulatory agencies, and independent experts all agree that the Company is implementing appropriate advanced technology, we have entered into consent decrees with the State of Missouri, and with the federal government and a citizens group. The decrees have generally required that we pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that we research, develop, and implement new technologies for environmental controls at the Missouri operations.
     In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violation of air and water regulations. The Company settled that matter by entering into a second consent decree in 2004.The 2004 consent decree required the Company to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $9.6 million has been spent as of June 25, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially complete and the plant is currently in the start-up phase. The Company has spent $9.0 million on the construction of the plant.
     Two suits based on the law of nuisance were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). Two other suits based on the law of nuisance were filed in March of 2004 by the same attorney (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al., and, Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. The plaintiffs allege that odors from these farms interfered with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We believe we have good defenses to these actions and intend to vigorously defend these suits.
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
     On November 30, 2004, International Casings Group (“ICG”) filed an action against us in the Federal Court in Kansas City, Missouri (International Casings Group, Inc. vs. Premium Standard Farms, Inc.) seeking a preliminary injunction and specific performance of a contract by which we sold product from our Clinton and Milan plants to ICG. We believed we had properly terminated our contractual relations with ICG, but the Court has granted ICG a preliminary injunction. We believe we have good defenses and will prevail at trial. Further, we are seeking damages from ICG.
     In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of the proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 2. Changes in Securities
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Effective as of May 1, 2005, pursuant to a written consent, the holders of a majority of the outstanding shares of Class A and Class B common stock of PSF Group Holdings, Inc., the former parent of the Company approved (1) the merger of the Company with and into PSF Group Holdings, Inc. pursuant to a short-form merger, with the Company being the surviving corporation, and (2) the increase of the authorized capital stock of the Company that the Company has authority to issue to 110,000,000 shares, consisting of the three following classes of stock: (a) 50,000,000 shares of Class A common stock, (b) 50,000,000 shares of Class B common stock, and (c) 10,000,000 shares of Preferred Stock.
     Effective as of May 18, 2005, pursuant to a written consent, the holders of a majority of the outstanding shares of common stock of the Company approved the 2005 Long Term Incentive Plan of the Company.
     Effective as of June 12, 2005, pursuant to a written consent, the holders of a majority of the outstanding shares of common stock of the Company approved the Amended and Restated Certificate of Incorporation (the “Certificate”) filed in connection with the Company’s initial public offering of its common stock. The Certificate provided for the conversion of the Class A and Class B common stock into a single class of common stock of the Company, eliminated all provisions for differentiated rights of common stockholders and renders any current differentiated rights of common stockholders null and void.
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

PSF GROUP HOLDINGS, INC.

August 9, 2005	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)