Form 10-Q
period 2005-09-24
PREMIUM STANDARD FARMS, INC.
filed 2005-11-08
CIK 1143967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 333-64180
Premium Standard Farms, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	43-1755411
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

805 Pennsylvania, Suite 200, Kansas City, Missouri	64105
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (816) 472-7675
Not Applicable

(Former name, former address and former fiscal year, if
changed since last report)
     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of November 1, 2005, there were 31,314,009 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 24, 2005 and March 26, 2005
(in 000’s)
(Unaudited)

	September 24,	March 26,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,589	$10,054
Accounts receivable, net	34,321	33,871
Inventories	176,445	165,363
Deferred income taxes	6,874	8,116
Prepaid expenses and other	4,864	5,270

Total current assets	226,093	222,674

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	101,610	101,469
Buildings	297,004	296,569
Machinery and equipment	287,489	284,554
Breeding stock	43,306	39,570
Construction in progress	18,839	12,193

	748,248	734,355
Less- accumulated depreciation	331,453	307,979

Total property, plant, equipment and breeding stock	416,795	426,376

GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	2,319	4,542
Other	7,949	7,376

Total other long-term assets	10,268	11,918

Total assets	$729,154	$736,966

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Checks issued against future deposits	$10,716	$—
Accounts payable	7,615	6,133
Accrued expenses	41,975	49,913
Dividends payable	893	—
Due to related party (including dividends payable of $986 and $0)	1,470	29
Federal income tax payable	355	975
Accrued interest	1,064	4,861
Current maturities of long-term debt and capital leases	841	801

Total current liabilities	64,929	62,712

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	139,793	175,287
Other long-term liabilities	6,276	8,151
Deferred income taxes	84,229	83,092

Total long-term liabilities	230,298	266,530

Total liabilities	295,227	329,242

SHAREHOLDERS’ EQUITY:
Common stock	313	309
Additional paid-in capital	378,214	373,401
Unearned compensation	(2,671)	—
Accumulated other comprehensive income, net of tax	212	—
Retained earnings	57,859	34,014

Total shareholders’ equity	433,927	407,724

Total liabilities and shareholders’ equity	$729,154	$736,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
13 and 26 weeks ended September 24, 2005 and September 25, 2004
(in 000’s except share and per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net sales	$213,231	$218,831	$458,538	$430,966
Cost of goods sold	186,350	188,851	374,590	376,710

Gross profit	26,881	29,980	83,948	54,256

Selling, general and administrative expenses	5,686	5,319	13,119	9,112
Loss on early extinguishment of debt	—	—	21,707	—
Other income	(72)	(143)	(356)	(662)

Operating income	21,267	24,804	49,478	45,806

Interest expense (income):
Interest expense	2,096	5,352	5,291	11,019
Interest income	(21)	(14)	(152)	(44)

Interest expense, net	2,075	5,338	5,139	10,975

Income before income taxes	19,192	19,466	44,339	34,831

Income tax expense	6,962	7,572	16,737	13,549

Net income	$12,230	$11,894	$27,602	$21,282

Unrealized gain on interest rate swap, net of tax	1,822	14	212	54

Comprehensive income	$14,052	$11,908	$27,814	$21,336

Earnings per share:
Basic	$0.40	$0.38	$0.89	$0.69
Diluted	$0.39	$0.38	$0.88	$0.69
Weighted average number of common shares outstanding:
Basic	30,928,524	30,928,593	30,928,524	30,928,593
Diluted	31,332,313	31,067,134	31,236,245	31,047,288

Dividends declared per share	$0.06	$—	$0.12	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
26 Weeks ended September 24, 2005 and September 25, 2004
(in 000’s)
(Unaudited)

	September 24,	September 25,
	2005	2004

OPERATING ACTIVITIES:
Net income	$27,602	$21,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	30,030	30,099
Amortization of unearned compensation	319	—
Amortization of deferred financing costs	270	544
Write-off of deferred financing costs	3,945	—
Deferred income taxes	2,243	13,298
Net gain on sale of property, plant, equipment and breeding stock	(3,923)	(4,109)
Changes in operating assets and liabilities, net:
Accounts receivable	(450)	(7,215)
Inventories	(11,082)	(12,858)
Prepaid expenses and other assets	571	1,122
Accounts payable, accrued expenses and other liabilities	(10,855)	1,989

Net cash provided by operating activities	38,670	44,152

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(25,010)	(21,728)
Proceeds from disposal of property, plant, equipment and breeding stock	8,484	9,946

Net cash used in investing activities	(16,526)	(11,782)

FINANCING ACTIVITIES:
Checks issued against future deposits	10,716	3,498
Dividends paid	(1,879)	—
(Payments on) proceeds from revolving debt, net	11,838	(28,015)
Proceeds from term loan	125,000	—
Payments for deferred financing costs	(921)	(1,273)
Repayments on long-term debt	(173,363)	(6,580)

Net cash used in financing activities	(28,609)	(32,370)

Net decrease in cash and cash equivalents	(6,465)	—

CASH AND CASH EQUIVALENTS, beginning of period	10,054	—

CASH AND CASH EQUIVALENTS, end of period	$3,589	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$8,980	$11,011
Income tax paid	15,108	323
Noncash operating activities-
Fair value of interest rate swap	347	—
Noncash financing activities-
Dividend payable	1,879	—
Conversion of incentive plan to restricted stock	1,829	—
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

In the fiscal year ended March 31, 2001, the Company’s board of directors authorized an equity incentive plan whereby options have been granted to senior management for the purchase of 952,859 shares of common stock at an exercise price of $11.49 per share. All of the options were fully exercisable at September 24, 2005, except for 55,515, which are exercisable December 31, 2006. At December 31, 2005, 870,002 options expire and at December 31, 2010, 82,857 options expire. No options have been exercised as of September 24, 2005.
During the current fiscal year, the Company’s board of directors authorized a new equity incentive plan whereby options and restrictive stock awards have been granted to senior management.
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
The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). For the 13 and 26 weeks ended September 24, 2005, the Company recorded $300,000 and $319,000, respectively, in compensation expense relating to the restricted stock grants and recorded no expense for the options as they were granted at market price. For the 13 and 26 weeks ended September 25, 2004, the Company had no compensation expense to record in accordance with APB 25. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (in thousands, except for per share amounts).

	13 Weeks Ended		26 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income, as reported	$12,230	$11,894	$27,602	$21,282

Add: Stock-based compensation expense included in net income, net of related taxes	183	—	195	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	260	—	278	—

Pro forma net income	$12,153	$11,894	$27,519	$21,282

Basic earnings per share, as reported	$0.40	$0.38	$0.89	$0.69
Basic earnings per share, pro forma	$0.39	$0.38	$0.89	$0.69

Diluted earnings per share, as reported	$0.39	$0.38	$0.88	$0.69
Diluted earnings per share, pro forma	$0.39	$0.38	$0.88	$0.69
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
In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123R, as recently amended, is applicable for all fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning fiscal year 2007, however the Company has adopted SFAS 123R effective in the third quarter of fiscal year 2006. In fiscal year 2006, the Company expects to recognize approximately $0.3 million in additional compensation expense associated with early adoption.
In December 2004, FASB issued FASB Staff Position 109-1 (FSP 109-1) “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 specifies that a qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS 109. FSP 109-1 was effective upon issuance. The Company continues to evaluate the ongoing impact this deduction will have on its results of operations or financial position.
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
Note 4 — Earnings per share
Basic earnings per common share (EPS) are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. In the 13 and 26 weeks ended September 24, 2005 and September 25, 2004, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. The warrants have an exercise price of $15.21 per share and will expire on September 17, 2006. The following schedule shows computation of net earnings per share for the 13 and 26 weeks ended September 24, 2005 and September 25, 2004 (in thousands, except share and per share information).

	13 Weeks Ended		26 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Basic Computation:

Net income	$12,230	$11,894	$27,602	$21,282
Weighted average common shares outstanding	30,928,524	30,928,593	30,928,524	30,928,593

Basic earnings per share	$0.40	$0.38	$0.89	$0.69

Diluted Computation:

Net income	$12,230	$11,894	$27,602	$21,282
Weighted average common shares outstanding	30,928,524	30,928,593	30,928,524	30,928,593
Net effect of dilutive stock options based on the treasury stock method	403,789	138,541	307,721	118,695

Outstanding shares for diluted earnings per share	31,332,313	31,067,134	31,236,245	31,047,288

Diluted earnings per share	$0.39	$0.38	$0.88	$0.69

Note 5 — Derivative instruments and hedging activities
The Company follows FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” which requires every derivative instrument to be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative’s fair value to be recognized in current earnings or other comprehensive income.
The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the 13 and 26 weeks ended September 24, 2005, (losses) gains marked to market on commodity contracts recognized in revenue for lean hog futures were ($2.9) million and $12.1 million, respectively. Gains recognized in cost of goods sold relating to the hedging of feed components were $0.4 million and $1.9 million, respectively. For the 13 and 26 weeks ended September 25, 2004, losses marked to market on commodity contracts recognized in revenue for lean hog futures were $5.2 million and $6.3 million, respectively. Losses recognized in cost of goods sold relating to the hedging of feed components were $2.7 million and $3.5 million, respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of ($1.6) million and $2.2 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at September 24, 2005 and March 26, 2005, respectively.
During the current fiscal year, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on $125 million of bank debt from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and as of September 24, 2005, recorded a long-term asset of $0.7 million included in Other assets and a short-term liability of $0.4 million in Accrued Expenses in the condensed consolidated balance sheets relating to the fair value of the swap. For the 13 and 26 weeks ended September 24, 2005, the Company increased accumulated other comprehensive income by $1.8 million and $0.2 million, net of $1.1 million and $0.1 million in deferred taxes, respectively. The interest rate swap will mature on May 9, 2015.

The Company held an interest rate swap agreement, which matured on September 30, 2004, in order to effectively convert the base interest rate on bank debt from variable to a fixed rate. The Company had designated the interest rate swap as a cash flow hedge and for the 13 and 26 weeks ended September 25, 2004, increased accumulated other comprehensive income by $14,000 and $54,000, net of $9,000 and $35,000 in deferred taxes, respectively.
Note 6 — Goodwill and intangible assets
The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the 13 and 26 weeks ended September 24, 2005 and September 25, 2004.
Note 7 — Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	September 24, 2005	March 26, 2005
Hogs	$150,679	$147,080
Processed pork products	19,434	13,458
Packaging and supplies	2,008	1,755
Grain, feed additives and other	4,324	3,070

	$176,445	$165,363

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

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
For the 13 weeks ended September 24, 2005-
Net sales	$195,234	$144,857	$(126,860)	$213,231
Intersegment sales	(496)	(126,364)	—	—
Operating income (loss)	2,300	23,420	(4,453)	21,267

For the 13 weeks ended September 25, 2004-
Net sales	$204,973	$148,662	$(134,804)	$218,831
Intersegment sales	(566)	(134,238)	—	—
Operating income (loss)	6,336	22,503	(4,035)	24,804

As of and for the 26 weeks ended September 24, 2005-
Net sales	$404,434	$316,549	$(262,445)	$458,538
Intersegment sales	(1,154)	(261,291)	—	—
Operating income (loss)	5,868	75,745	(32,135)	49,478
Assets	199,230	507,224	22,700	729,154
Goodwill	25,020	50,978	—	75,998

For the 26 weeks ended September 25, 2004-
Net sales	$400,882	$291,131	$(261,047)	$430,966
Intersegment sales	(1,257)	(259,790)	—	—
Operating income (loss)	14,122	38,386	(6,702)	45,806

Year ending March 26, 2005-
Assets	196,854	507,516	32,596	736,966
Goodwill	25,020	50,978	—	75,998
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
The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was outstanding at September 24, 2005, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
At September 24, 2005, the Company had $11.8 million of borrowings outstanding under the revolving credit facility, $11.2 million in letters of credit and $152.0 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.125% at September 24, 2005).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2006 and thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 5.0-to-1.0 as of the end of each quarter through fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At September 24, 2005, the Company was in compliance with all covenants under the credit agreement.
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
In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violation of air and water regulations. The Company settled that matter by entering into a second consent decree in 2004.The 2004 consent decree required the Company to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $10.6 million has been spent as of September 24, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant is currently in the start-up phase. The Company has spent $9.4 million on the construction of the plant.
Two nuisance suits were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). Two other nuisance lawsuits were filed in March of 2004 by the same attorneys (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with the Company. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.
On May 18, 2004 the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of the Company’s farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties. The Company has removed this case to the U.S. District Court in Kansas City, Missouri. The Company believes it has good defenses to these actions and intends to vigorously defend this suit.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this report on Form 10-Q, the terms “we,” “us,” and “our” refer collectively to Premium Standard Farms, Inc. and its subsidiaries. The terms “expect,” “anticipate,” “may,” “believe,” “will,” and similar expressions made with respect to our earnings and outlook for the future contain some forward-looking information. Naturally, all forward-looking statements involve risk and uncertainty and actual results or events could be materially different. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ include: economic conditions generally and in our principal markets; competitive practices and consolidation in the pork production and processing industries; the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tariffs; domestic and international transportation disruptions; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; outbreaks of disease in our herds; feed ingredient costs; fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond our control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. Please review our Annual Report on Form 10-K for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in prior reports may not be current and may be superceded by more recent information reported by us.
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

Pork and Hog Prices (September 2002-September 2005)

(1)	Average monthly price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(2)	Average monthly price based on the 185# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA.
Corn $/Bushel (September 2002-September 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (September 2002-September 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
     On September 30, 2005, the USDA issued its Hogs and Pigs Inventory Report that indicated a 0.2% increase in the breeding herd, and current hog inventories equal to the 2004 level. Continued strong demand has kept hog prices at historically high levels for the quarter ended September 24, 2005. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future.
     On October 12, 2005, the USDA issued a crop production report, showing an estimated 10.9 billion bushels of corn produced compared to 11.8 billion in the previous year. The report also estimated soybean production at 3.0 billion bushels compared to 3.1 billion in the previous year. Although both estimates are lower than the previous year, the amounts estimated should assure adequate supplies for the coming year. Prices of corn and soybeans, the primary ingredients in our feed rations, may fluctuate in the near term primarily relating to weather conditions, storage capabilities, and concerns over soybean rust.
Results of Operations
13 Weeks Ended September 24, 2005 Compared to the 13 Weeks Ended September 25, 2004
     The following table presents selected financial information for our production and processing segments for the 13 weeks ended September 24, 2005 and September 25, 2004. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended September 24, 2005 to the quarter ended September 25, 2004. Intersegment sales are based on market prices.

	For the 13 Weeks Ended		Qtr to Qtr Change
	September 24, 2005	September 25, 2004	2005 to 2004%
	(In millions except percentages)
Net Sales
Processing	$195.2	$205.0	$(9.8)	(4.8)%
Production	144.9	148.6	(3.7)	(2.5)%
Intersegment	(126.9)	(134.8)	7.9	5.9%

Total Net Sales	$213.2	$218.8	$(5.6)	(2.6)%

Gross Profit
Processing	$3.4	$7.4	$(4.0)	(54.1)%
Production	23.5	22.6	0.9	4.0%

Total Gross Profit	$26.9	$30.0	$(3.1)	(10.3)%

Operating Income (Loss)
Processing	$2.3	$6.3	$(4.0)	(63.5)%
Production	23.4	22.5	0.9	4.0%
Corporate	(4.4)	(4.0)	(0.4)	(10.0)%

Total Operating Income	$21.3	$24.8	$(3.5)	(14.1)%

Consolidated
Net Sales. Net sales decreased by $5.6 million, or 2.6%, to $213.2 million in the second quarter of fiscal year 2006 from $218.8 million in the comparable period last year. The decrease was attributed to a decrease in prices of $20.0 million, offset by an increase in volume of $12.1 million combined with a $2.3 million decrease in losses recorded for lean hog futures contracts. Overall, live hog and wholesale pork prices decreased compared to the prior period despite comparable supplies of pork industry wide. Domestic demand for pork has dampened somewhat, while export demand remains strong due to several factors including BSE and Avian Influenza which affect competing proteins. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit decreased by $3.1 million to $26.9 million in the second quarter of fiscal year 2006 from $30.0 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 12.6% from 13.7%. The current quarter gross profit decrease is primarily the result of a 8.6% decrease in prices received for our products, offset by a 6.5% decrease in costs on a per hundred weight basis to produce our products during the second quarter of fiscal year 2006 compared to the same period last year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 2.7% in the second quarter of fiscal year 2006 from 2.4% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $0.4 million to $5.7 million in the second quarter of fiscal year 2006 from $5.3 million in the comparable period last year. The increase is attributable to several items, primarily increases in compensation and expenses related to being a public company.
Operating Income. Operating income decreased by $3.5 million to $21.3 million in the second quarter of fiscal year 2006 from $24.8 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
Interest Expense, net. Interest expense, net, decreased by $3.2 million, or 60.4%, to $2.1 million in the second quarter of fiscal year 2006 from $5.3 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the second quarter of fiscal year 2006 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See Liquidity and Capital Resources below for more information.
Income Tax Expense. Our effective tax rate was 36.3% in the second quarter of fiscal year 2006 compared to 38.9% in the comparable period last year. The decrease was primarily the result of estimated deductions attributable to qualified production activities provided by the American Jobs Creation Act of 2004.
Segment Analysis
Pork Processing. Net sales decreased $9.8 million, or 4.8%, to $195.2 million in the second quarter of fiscal year 2006 from $205.0 million in the comparable period last year. The decrease resulted from a 7.6% decrease in pork product sales prices, offset by a 3.1% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the processing plants.
Gross profit decreased by $4.0 million to $3.4 million in the second quarter of fiscal year 2006 from $7.4 million in the comparable period last year. While our cost to purchase market hogs decreased by 10.2% and our overall sales prices decreased 7.6%, other processing costs, primarily labor and freight, increased $5.9 million, or 10.8% on a per head basis compared to the same period in the prior year. The increase in labor is related to increases in benefits, overtime pay, and bonus accruals for increased Saturdays worked. The increase in freight is primarily attributable to increases in fuel prices and product volumes shipped.
Operating income decreased by $4.0 million to $2.3 million in the second quarter of fiscal year 2006 from $6.3 million in the comparable period last year. The decrease was attributed to the factors mentioned above.
Hog Production. Net sales decreased by $3.7 million, or 2.5%, to $144.9 million in the second quarter of fiscal year 2006 from $148.6 million in the comparable period last year. The decrease primarily resulted from a 10.7% decrease in hog sales prices, offset by a 7.5% increase in volume attributable to increases in production across the segment. As mentioned above, there was a $2.3 million benefit on the change in net sales as a result of a decrease in losses recorded for lean hog futures in the second quarter of fiscal year 2006 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit increased by $0.9 million to $23.5 million in the second quarter of fiscal year 2006 from $22.6 million in the comparable period last year. The increase was the result of a 10.5% decrease in hog production costs on a per hundred weight basis, offset with the decrease in sales mentioned above. The majority of the decrease in hog production cost was due to lower feed input costs compared to the same period last year and combined with improved production efficiencies across the segment.
Operating income increased by $0.9 million to $23.4 million in the second quarter of fiscal year 2006 from $22.5 million in the comparable period last year. The increase is attributed to the factors mentioned above.
26 Weeks Ended September 24, 2005 Compared to the 26 Weeks Ended September 25, 2004
     The following table presents selected financial information for our production and processing segments for the 26 weeks ended September 24, 2005 and September 25, 2004. The two columns under year-to-year change show the dollar and percentage change from the first two quarters ended September 24, 2005 to the first two quarters ended September 25, 2004. Intersegment sales are based on market prices.

	For the 26 Weeks Ended		Year to Year Change
	September 24, 2005	September 25, 2004	2005 to 2004%
	(In millions except percentages)
Net Sales
Processing	$404.4	$400.9	$3.5	0.9%
Production	316.5	291.1	25.4	8.7%
Intersegment	(262.4)	(261.0)	(1.4)	(0.5)%

Total Net Sales	$458.5	$431.0	$27.5	6.4%

Gross Profit
Processing	$8.1	$16.1	$(8.0)	(49.7)%
Production	75.8	38.2	37.6	98.4%

Total Gross Profit	$83.9	$54.3	$29.6	54.5%

Operating Income (Loss)
Processing	$5.9	$14.1	$(8.2)	(58.2)%
Production	75.7	38.4	37.3	97.1%

	$81.6	$52.5	$29.1	55.4%
Corporate	(10.4)	(6.7)	(3.7)	(55.2)%
Loss on early extinguishment of debt	(21.7)	—	(21.7)	*

Total Operating Income	$49.5	$45.8	$3.7	8.1%

*	Not meaningful
Consolidated
Net Sales. Net sales increased by $27.5 million, or 6.4%, to $458.5 million in the first two quarters of fiscal year 2006 from $431.0 million in the comparable period last year. The increase was attributed to an increase in volume of $36.7 million combined with an $18.4 million improvement in results related to lean hog futures contracts, offset by a decrease in prices of $27.6 million. Overall, live hog and wholesale pork prices decreased compared to the prior period despite comparable supplies of pork industry wide. Domestic demand for pork has dampened somewhat, while export demand remains strong due to several factors including BSE and Avian Influenza which affect competing proteins. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit increased by $29.6 million to $83.9 million in the first two quarters of fiscal year 2006 from $54.3 million in the comparable period last year. As a percentage of net sales, gross profit increased to 18.3% from 12.6%. The gross profit increase is primarily the result of a 8.4% decrease in costs on a per hundred weight basis to produce our products combined with the increase in net sales mentioned above compared to the same period last year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 2.9% in the first two quarters of fiscal year 2006 from 2.1% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $4.0 million to $13.1 million in the first two quarters of fiscal year 2006 from $9.1 million in the comparable period last year. The increase is attributable to expenses incurred for the initial public offering and debt tender completed during the first quarter of fiscal year 2006, as well as increases in compensation and incentive bonuses.
Operating Income. Operating income increased by $3.7 million to $49.5 million in the first two quarters of fiscal year 2006 from $45.8 million in the comparable period last year. The increase is attributable to the factors mentioned above, offset by a charge of $21.7 million relating to the debt tender premium of $17.8 million and corresponding write-off of unamortized deferred financing costs of $3.9 million.

Interest Expense, net. Interest expense, net, decreased by $5.9 million, or 53.6%, to $5.1 million in the first two quarters of fiscal year 2006 from $11.0 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the first two quarters of fiscal year 2006 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See Liquidity and Capital Resources below for more information.
Income Tax Benefit / Expense. Our effective tax rate was 37.7% in the first two quarters of fiscal year 2006 compared to 38.9% in the comparable period last year. The decrease was primarily the result of estimated deductions attributable to qualified production activities provided by the American Jobs Creation Act of 2004.
Segment Analysis
Pork Processing. Net sales increased $3.5 million, or 0.9%, to $404.4 million in the first two quarters of fiscal year 2006 from $400.9 million in the comparable period last year. The increase resulted from a 5.4 % increase in volume processed, offset by a 4.2% decrease in pork product sales prices compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the processing plants.
Gross profit decreased by $8.0 million to $8.1 million in the first two quarters of fiscal year 2006 from $16.1 million in the comparable period last year. While our cost to purchase market hogs decreased by 6.2% and our overall sales prices decreased 4.2%, other processing costs, primarily labor and freight, increased $15.0 million, or 12.2% on a per head basis compared to the same period in the prior year. The increase in labor is related to increases in benefits, overtime pay, and bonus accruals for increased Saturdays worked. The increase in freight is primarily attributable to increases in fuel prices and product volumes shipped.
Operating income decreased by $8.2 million to $5.9 million in the first two quarters of fiscal year 2006 from $14.1 million in the comparable period last year. The decrease was attributed to the factors mentioned above.
Hog Production. Net sales increased by $25.4 million, or 8.7%, to $316.5 million in the first two quarters of fiscal year 2006 from $291.1 million in the comparable period last year. The increase primarily resulted from a 10.4% increase in volume attributable to increases in production across the segment, offset by a 7.3% decrease in hog sales prices. As mentioned above, there was an $18.4 million benefit on the change in net sales as a result of improved results recorded for lean hog futures in the first two quarters of fiscal year 2006 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit increased by $37.6 million to $75.8 million in the first two quarters of fiscal year 2006 from $38.2 million in the comparable period last year. The increase was the result of a 13.8% decrease in hog production costs on a per hundred weight basis, combined with the increase in sales mentioned above. The majority of the decrease in hog production cost was due to lower feed input costs compared to the same period last year, combined with improved production efficiencies across the segment.
Operating income increased by $37.3 million to $75.7 million in the first two quarters of fiscal year 2006 from $38.4 million in the comparable period last year. The increase is attributed to the factors mentioned above.
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
     Net cash flow provided by operating activities was $38.7 million and $44.2 million for the first two quarters ended in fiscal years 2006 and 2005, respectively. The decrease in the first two quarters of fiscal year 2006 compared to the same period last year was primarily due to the utilization of net operating loss carryforwards on deferred taxes in fiscal 2005, offset by an increase in working capital needs.
     Net cash flow used in investing activities was $16.5 million and $11.8 million for the first two quarters ended in fiscal years 2006 and 2005, respectively. Net cash used in investing activities consisted of $25.0 million and $21.7 million for capital expenditures relating to property, plant and equipment and breeding stock during the first two quarters ended in fiscal years 2006 and 2005, respectively. We received proceeds from disposal of property, plant, equipment and breeding stock of $8.5 million and $9.9 million during the first two quarters ended in fiscal years 2006 and 2005, respectively, primarily representing culled breeding stock.
     Net cash flow used in financing activities was $28.6 million and $32.4 million for the first two quarters ended in fiscal years 2006 and 2005, respectively. During the first two quarters of fiscal years 2006 and 2005, excess cash generated was used to pay down outstanding debt. During the first two quarters of fiscal year 2006 we have paid $1.9 million in dividends.
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
     Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.125% at September 24, 2005).

     Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
     The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2006 and thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 5.0-to-1.0 as of the end of each quarter through fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At September 24, 2005, we were in compliance with all covenants under the credit agreement.
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
     Total indebtedness at September 24, 2005 was $140.6 million, as compared to $252.5 million at September 25, 2004. At September 24, 2005, we had $11.8 million outstanding under our revolving credit facility, $11.2 million in letters of credit and $152.0 million available for borrowing under our revolving credit facility.
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
     For the second quarter ended September 24, 2005, and September 25, 2004 we recognized losses under SFAS 133 of $2.9 million and 5.2 million, respectively, in net sales related to lean hog futures and gains (losses) of $0.4 million and ($2.7) million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For the first two quarters ended September 24, 2005, and September 25, 2004 we recognized gains (losses) under SFAS 133 of $12.1 million and ($6.3) million, respectively, in net sales related to lean hog futures and gains (losses) of $1.9 million and ($3.5) million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of September 24, 2005, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $8.0 million.
     We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would have an approximately $0.1 million impact on interest expense. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the first two quarters ended September 24, 2005, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.125% at September 24, 2005). The swap is accounted for as a cash flow hedge under SFAS 133. During the first two quarters ended June 25, 2005, we recognized a $0.2 million gain, net of tax, into Accumulated Other Comprehensive Income for the market value of the swap. At September 24, 2005, our term debt had a carrying value of $125.0 million and a fair value of $125.3 million based on the value of swap.
     The 9 1/4% Notes had a fair value of approximately $2.0 million as of September 24, 2005 based on inter-dealer prices, as compared to the book value of $2.0 million as of September 24, 2005.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” above.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violation of air and water regulations. The Company settled that matter by entering into a second consent decree in 2004. The 2004 consent decree required the Company to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $10.6 million has been spent as of September 24, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially complete and the plant is currently in the start-up phase. The Company has spent $9.4 million on the construction of the plant.
     Two suits based on the law of nuisance were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). Two other suits based on the law of nuisance were filed in March of 2004 by the same attorneys (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al., and, Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. The plaintiffs allege that odors from these farms interfered with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We believe we have good defenses to these actions and intend to vigorously defend these suits.
     In May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We have removed this case to the U.S. District Court in Kansas City, Missouri. We believe we have good defenses to this action and intend to vigorously defend this suit.

     In 1998, we engaged in a series of transactions with ContiGroup pursuant to which we purchased from ContiGroup its North Missouri Farms hog production operations and ContiGroup purchased a 51.0% ownership interest in us (the 1998 ContiGroup transaction). To the extent that ContiGroup incurs any liability in the above described nuisance litigation, we assumed that liability pursuant to the terms of the 1998 ContiGroup transaction.
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
Item 2. Changes in Securities
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held September 8, 2005. There were 31,314,009 shares of the Company’s Common Stock outstanding as of August 5, 2005, the record date for the 2005 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 28,417,050 votes (or 90.75% of the total) were cast.
Both of the Board of Directors’ nominees for directors of the Company were elected with the following vote:

		Votes
Director Nominee	Votes For	Withheld
Paul J. Fribourg	23,612,149	4,804,901
John M. Meyer	28,220,170	196,880
A proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending March 25, 2006 was approved by the shareholders with the following vote:

	Votes	Votes
Votes For	Against	Withheld
28,414,542	708	1,800

Item 5. Other Information
     Not applicable
Item 6. Exhibits

Exhibit 31.1	Certification of John M. Meyer, Chief Executive Office, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSF GROUP HOLDINGS, INC.

Date: November 8, 2005	/s/ Stephen A. Lightstone

Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)