Form 10-Q
period 2005-12-24
PREMIUM STANDARD FARMS, INC.
filed 2006-02-07
CIK 1143967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51347
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of February 1, 2006, there were 31,620,039 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 24, 2005 and March 26, 2005
(in 000’s)
(Unaudited)

	December 24,	March 26,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,061	$10,054
Accounts receivable, net	37,098	33,871
Inventories	169,753	165,363
Deferred income taxes	7,517	8,116
Income tax receivable	1,084	—
Prepaid expenses and other	5,376	5,270

Total current assets	224,889	222,674

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	102,258	101,469
Buildings	298,469	296,569
Machinery and equipment	300,686	284,554
Breeding stock	44,608	39,570
Construction in progress	8,199	12,193

	754,220	734,355
Less- accumulated depreciation	343,466	307,979

Total property, plant, equipment and breeding stock	410,754	426,376

GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	2,244	4,542
Other	9,521	7,376

Total other long-term assets	11,765	11,918

Total assets	$723,406	$736,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued against future deposits	$3,806	$—
Accounts payable	7,615	6,133
Accrued expenses	44,228	49,913
Dividends payable	911	—
Due to related party (including dividends payable of $986 and $0)	1,298	29
Federal income tax payable	—	975
Accrued interest	1,016	4,861
Current maturities of long-term debt and capital leases	861	801

Total current liabilities	59,735	62,712

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	127,698	175,287
Other long-term liabilities	6,384	8,151
Deferred income taxes	80,491	83,092

Total long-term liabilities	214,573	266,530

Total liabilities	274,308	329,242

SHAREHOLDERS’ EQUITY:
Common stock	316	309
Additional paid-in capital	377,653	373,401
Accumulated other comprehensive income, net of tax	1,413	—
Retained earnings	69,716	34,014

Total shareholders’ equity	449,098	407,724

Total liabilities and shareholders’ equity	$723,406	$736,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
13 and 39 weeks ended December 24, 2005 and December 25, 2004
(in 000’s except share and per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Net sales	$242,899	$246,759	$701,437	$677,725
Cost of goods sold	212,306	198,159	586,897	574,869

Gross profit	30,593	48,600	114,540	102,856

Selling, general and administrative expenses	7,332	6,324	20,451	15,436
Loss on early extinguishment of debt	—	—	21,707	—
Other income	(197)	(213)	(553)	(875)

Operating income	23,458	42,489	72,935	88,295

Interest expense (income):
Interest expense	2,089	4,889	7,379	15,908
Interest income	(91)	(36)	(243)	(80)

Interest expense, net	1,998	4,853	7,136	15,828

Income before income taxes	21,460	37,636	65,799	72,467

Income tax expense	7,706	14,640	24,443	28,190

Net income	$13,754	$22,996	$41,356	$44,277

Unrealized gain on interest rate swap, net of tax	1,202	—	1,413	54

Comprehensive income	$14,956	$22,996	$42,769	$44,331

Earnings per share:
Basic	$0.44	$0.74	$1.34	$1.43
Diluted	$0.44	$0.74	$1.32	$1.43
Weighted average number of common shares outstanding:
Basic	31,067,575	30,928,593	30,974,874	30,928,593
Diluted	31,602,256	31,106,857	31,273,279	31,046,760

Dividends declared per share	$0.06	$—	$0.18	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
39 Weeks ended December 24, 2005 and December 25, 2004
(in 000’s)
(Unaudited)

	December 24,	December 25,
	2005	2004

OPERATING ACTIVITIES:
Net income	$41,356	$44,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,373	45,507
Stock-based compensation	741	—
Amortization of deferred financing costs	377	791
Write-off of deferred financing costs	3,945	—
Deferred income taxes	(2,907)	16,513
Excess tax benefits from share-based payment arrangements	(1,690)	—
Net gain on sale of property, plant, equipment and breeding stock	(5,903)	(5,463)
Changes in operating assets and liabilities, net:
Accounts receivable	(3,227)	(7,520)
Inventories	(4,390)	(5,100)
Prepaid expenses and other assets	67	135
Accounts payable, accrued expenses and other liabilities	(8,073)	5,578

Net cash provided by operating activities	65,669	94,718

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(36,728)	(33,691)
Proceeds from disposal of property, plant, equipment and breeding stock	12,879	14,288

Net cash used in investing activities	(23,849)	(19,403)

FINANCING ACTIVITIES:
Checks issued against future deposits	3,806	5,123
Excess tax benefits from share-based payment arrangements	1,690	—
Dividends paid	(3,758)	—
Payments on revolving debt	—	(72,272)
Proceeds from term loan	125,000	—
Payments for deferred financing costs	(953)	(1,272)
Repayments on long-term debt	(173,598)	(6,894)

Net cash used in financing activities	(47,813)	(75,315)

Net decrease in cash and cash equivalents	(5,993)	—

CASH AND CASH EQUIVALENTS, beginning of period	10,054	—

CASH AND CASH EQUIVALENTS, end of period	$4,061	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$11,040	$19,999
Income tax paid	27,718	11,747
Noncash operating activities-
Fair value of interest rate swap	2,317	—
Noncash financing activities-
Dividend payable	1,897	—
Conversion of incentive plan to restricted stock	1,829	—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Premium Standard Farms, Inc. and Subsidiaries (the “Company”) consolidated financial statements for the year ended March 26, 2005 filed with the Securities and Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the Company’s audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations.
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
Premium Standard Farms, Inc. is a Delaware company formed in 1996 and is currently 52.0% owned by ContiGroup Companies, Inc. (“ContiGroup”).
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

Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment”, using the modified prospective application transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS 123(R) supersedes the Company’s previous accounting for these plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) for the periods beginning September 25, 2005. The adoption of SFAS 123(R) did not have a significant impact on our financial position or our results of operations. In fiscal year 2006, the Company expects to recognize approximately $0.3 million in additional compensation expense associated with early adoption. Financial statements for prior interim periods and fiscal years do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective application transition method under SFAS 123(R).
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company used the Black-Scholes model to determine the fair value of employee stock options granted. The Black-Scholes model calculation of fair value is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors, the risk free rate, and the estimated dividend yield. The Company uses the underlying share price as the fair value for restricted stock grants issued. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the third quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to the third quarter of fiscal year 2006, the Company reported the impact of forfeitures as they occurred.
The Company’s net income for the 13 weeks ended December 24, 2005 includes $422,000 of compensation costs included in Selling, general and administrative expenses and $165,000 of deferred tax benefits related to our stock-based compensation arrangements. The Company’s net income for the 39 weeks ended December 24, 2005 includes $741,000 of compensation costs included in Selling, general and administrative expenses and $289,000 of deferred tax benefits related to our stock-based compensation arrangements. There were no stock-based compensation costs recognized or stock-based grants awarded in the prior fiscal year.
Prior to adopting SFAS 123(R) the Company accounted for stock compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) as allowed under Statement of Financial Accounting Standards No. 123 , “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized for stock options because the exercise price equaled the fair market value of the underlying stock at the date of grant. For restricted stock grants the Company recognized expense over the vesting period using the straight-line multiple award approach and will apply that approach to all future awards. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS 123(in thousands, except for per share amounts).

	13 Weeks Ended		39 Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Net income, as reported	$13,754	$22,996	$41,356	$44,277

Add: Stock-based compensation expense included in net income, net of related taxes	257	—	452	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	257	—	534	—

Pro forma net income	$13,754	$22,996	$41,274	$44,277

Basic earnings per share, as reported	$0.44	$0.74	$1.34	$1.43
Basic earnings per share, pro forma	$0.44	$0.74	$1.33	$1.43

Diluted earnings per share, as reported	$0.44	$0.74	$1.32	$1.43
Diluted earnings per share, pro forma	$0.44	$0.74	$1.32	$1.43
Employee Stock-Based Incentive Plans
As of December 24, 2005, the Company had two stock-based incentive plans: the 1999 Equity Incentive Plan (the 1999 Plan) and the 2005 Long-Term Incentive Plan (the 2005 Plan).
Equity awards issued under the plans are intended to provide employees and non-employee directors of the Company and its subsidiaries with added incentive to remain employed by the Company and align such individuals’ interests with those of the Company’s shareholders.
The maximum number of shares issuable over the term of the 1999 Plan is limited to 2.5 million shares. The terms of any award granted were determined by the committee administering the 1999 Plan, but no stock option may be exercised later than 10 years after the date of grant. Awards generally vested 33% after one year from grant date, 33% after 2 years, and 34% after three years. The Company has determined not to make any future grants under the 1999 Plan.
Upon the adoption of SFAS 123(R), the Company amended the 1999 Plan to enable alternate methods of paying the exercise price and withholding taxes in connection with the exercise of stock option awards. The modification impacted only four individuals and did not result in any incremental compensation expense.
In June 2005, the Company adopted the 2005 Plan which provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance units and share awards and other incentive awards to employees and non-employee directors of the Company, its subsidiaries and affiliates as may be identified by the Company’s Compensation Committee of the board of directors. The maximum number of shares issuable over the term of the 2005 Plan is limited to 2.5 million shares.
Under the 2005 plan, 197,829 options to purchase shares at $12.50 per share were granted to senior management and 224,558 restricted stock grants were awarded in June 2005. The options vest over a four year period from date of grant and have a ten year life and were issued at the fair market value of the underlying stock on the grant date. The restricted stock grants vest over a three to five year period based on the award.
In conjunction with this new plan, senior management was allowed to convert accrued long-term incentive compensation into restricted stock grants which vest over the same period as the incentive plan. Those who elected this conversion also received a Company match of 10%, of the amount accrued for those individuals, in restricted stock. There were 160,927 restricted stock grants issued for this conversion. At March 25, 2006, 70,857 restricted stock grants will be fully vested and unrestricted. At March 31, 2007, the remaining 90,070 restricted stock grants will be fully vested and unrestricted.
The Company issues new shares to satisfy stock option exercises.

     A summary of activity under our existing plans is as follows:

				Wtd.-Avg.
			Aggregate	Remaining
	Options	Wtd.-Avg.	Intrinsic	Contractual
	Outstanding	Exercise Price	Value	Life (in years)
Stock Options:
1999 Plan
Balance at March 27, 2005	952,859	$11.49
Granted	—	—
Exercised	(870,002)	11.49
Forfeited	—	—
Expired	—	—

Balance at December 24, 2005	82,857	$11.49	$327,865	5.0

Options exercisable at December 24, 2005	27,343	$11.49	$108,196	5.0

2005 Plan
Balance at March 27, 2005	—	$—
Granted	197,828	12.50
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 24, 2005	197,828	$12.50	$583,593	9.5

Options exercisable at December 24, 2005	—	$—
The total intrinsic value of options exercised during the 13 and 39 weeks ended December 24, 2005 was $4.3 million. There was no cash received for the exercise of options during the 13 and 39 weeks ended December 24, 2005 as they were converted to shares based on their intrinsic value at the time of exercise. The price used to determine the share conversion was based on the average of the high and low price on the exercise date. The weighted-average price used for exercises during the period was $16.47 and resulted in the issuance of 263,084 new shares of the Company’s common stock.
There were no grants of stock options during the 13 weeks ended December 24, 2005. For the 39 weeks ended December 24, 2005, the Company granted 197,828 shares with a weighted-average grant date fair value of $4.88 per share using the Black-Scholes model with the following assumptions:

39 Weeks Ended
December 24, 2005
Expected option life	6 years
Volatility	40.0%
Risk-free rate	4.2%
Dividend yield	1.5%
The expected life of the Company’s options was determined by taking into account the average vesting period of the options and the contractual life of the options. Until the Company is able to develop employee exercise trends, the expected life will continue to be calculated in this manner for new option grants.
The volatility assumption used was derived from the average volatilities of similar entities within the Company’s industry over the expected term of the option life. As the Company accumulates more historical volatility data, the Company will begin to use its own implied volatility in the calculation.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s expectation of dividend payouts.
A summary of activity related to restricted stock grants is as follows:

	Nonvested stock	Wtd.-Avg. Grant-
	Outstanding	Date Fair Value
Restricted Stock Grants:
2005 Plan
Nonvested at March 27, 2005	—	$—
Granted	385,485	12.50
Vested	—	—
Forfeited	—	—

Nonvested at December 24, 2005	385,485	$12.50

As of December 24, 2005, total compensation cost related to nonvested stock options and restricted stock grants not yet recognized was $3.1 million which is expected to be recognized over a weighted-average period of 3.9 years.
Note 3 — New accounting pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 (SFAS 151), “Inventory Costs — an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted this standard in the first quarter of fiscal year 2006 and the adoption did not have a material impact on its financial statements as such costs have historically been expensed as incurred.
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
In March 2005, FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption of FIN 47 to have a material effect on its results of operations or financial position.

Note 4 — Earnings per share
Basic earnings per common share (EPS) are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method as amended by SFAS 123(R), the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
In the 39 weeks ended December 24, 2005, there were stock options with the right to purchase 197,828 shares that were considered antidilutive. The stock options have an exercise price of $12.50 per share and will expire on June 17, 2015. In the 13 and 39 weeks ended December 25, 2004, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. The warrants have an exercise price of $15.21 per share and will expire on September 17, 2006. The following schedule shows computation of net earnings per share for the 13 and 39 weeks ended December 24, 2005 and December 25, 2004 (in thousands, except share and per share information).

	13 Weeks Ended		39 Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Basic Computation:

Net income	$13,754	$22,996	$41,356	$44,277
Weighted average common shares outstanding	31,067,575	30,928,593	30,974,874	30,928,593

Basic earnings per share	$0.44	$0.74	$1.34	$1.43

Diluted Computation:

Net income	$13,754	$22,996	$41,356	$44,277
Weighted average common shares outstanding	31,067,575	30,928,593	30,974,874	30,928,593
Net effect of dilutive stock options based on the treasury stock method	534,681	178,264	298,405	118,167

Outstanding shares for diluted earnings per share	31,602,256	31,106,857	31,273,279	31,046,760

Diluted earnings per share	$0.44	$0.74	$1.32	$1.43

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

The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the 13 and 39 weeks ended December 24, 2005, gains marked to market on commodity contracts recognized in revenue for lean hog futures were $0.9 million and $13.0 million, respectively. (Losses) gains recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were ($38,000) and $1.9 million, respectively. For the 13 and 39 weeks ended December 25, 2004, losses marked to market on commodity contracts recognized in revenue for lean hog futures were $2.7 million and $9.0 million, respectively. Gains (losses) recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $0.3 million and ($3.1) million, respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of ($0.7) million and $2.2 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at December 24, 2005 and March 26, 2005, respectively.
During the current fiscal year, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on $125 million of bank debt from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and, as of December 24, 2005, recorded a current asset of $0.2 million included in Prepaid Expenses and Other and a long-term asset of $2.1 million included in Other assets in the condensed consolidated balance sheets relating to the fair value of the swap. For the 13 and 39 weeks ended December 24, 2005, the Company increased accumulated other comprehensive income by $1.2 million and $1.4 million, net of $0.8 million and $0.9 million in deferred taxes, respectively. The interest rate swap will mature on May 9, 2015.
The Company held an interest rate swap agreement, which matured on September 30, 2004, in order to effectively convert the base interest rate on bank debt from variable to a fixed rate. The Company had designated the interest rate swap as a cash flow hedge and for the 13 and 39 weeks ended December 25, 2004, increased accumulated other comprehensive income by $14,000 and $54,000, net of $9,000 and $35,000 in deferred taxes, respectively.
Note 6 — Goodwill and intangible assets
The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the 13 and 39 weeks ended December 24, 2005 and December 25, 2004.
Note 7 — Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	December 24, 2005	March 26, 2005
Hogs	$146,573	$147,080
Processed pork products	16,391	13,458
Packaging and supplies	2,524	1,755
Grain, feed additives and other	4,265	3,070

	$169,753	$165,363

Note 8 — Segment information
The accounting policies for the Company’s business segments are the same as those described in the footnotes included in the Company’s March 26, 2005 audited financial statements. The Company operates a vertically integrated business with five operating segments which are aggregated into two reportable segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, and pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in thePork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current income taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
For the 13 weeks ended December 24, 2005-
Net sales	$222,256	$151,216	$(130,573)	$242,899
Intersegment sales	(597)	(129,976)	—	—
Operating income (loss)	6,290	22,695	(5,527)	23,458

For the 13 weeks ended December 25, 2004-
Net sales	$228,700	$168,580	$(150,521)	$246,759
Intersegment sales	(347)	(150,174)	—	—
Operating income (loss)	3,880	43,516	(4,907)	42,489

As of and for the 39 weeks ended December 24, 2005-
Net sales	$626,690	$467,766	$(393,019)	$701,437
Intersegment sales	(1,752)	(391,267)	—	—
Operating income (loss)	12,158	98,441	(37,664)	72,935
Assets	198,502	497,672	27,232	723,406
Goodwill	25,020	50,978	—	75,998

For the 39 weeks ended December 25, 2004-
Net sales	$629,582	$459,710	$(411,567)	$677,725
Intersegment sales	(1,604)	(409,963)	—	—
Operating income (loss)	18,002	81,902	(11,609)	88,295

Year ended March 26, 2005-
Assets	$196,854	$507,516	$32,596	$736,966
Goodwill	25,020	50,978	—	75,998
Note 9 — Debt Tender and Amendment to Credit Agreement
On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which the Company purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. The remaining $2.0 million of 9 1/4% Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625% of their principal amount plus accrued interest, declining to 100% on and after June 15, 2009.
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
The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was outstanding at December 24, 2005, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
At December 24, 2005, the Company had no borrowings outstanding under the revolving credit facility, $11.2 million in letters of credit and $163.8 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.125% at December 24, 2005).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2006 and thereafter. The maximum leverage ratio (based on the EBITDA calculation) cannot be greater than 5.0-to-1.0 as of the end of each quarter through fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At December 24, 2005, the Company was in compliance with all covenants under the credit agreement.
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
In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violation of air and water regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $11.6 million has been spent as of December 24, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant is currently in the start-up phase. The Company has spent $9.7 million on the construction of the plant.
Two suits based on the law of nuisance were filed against ContiGroup and the Company during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). Two other nuisance lawsuits were filed in March of 2004 by the same attorneys (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with the Company. Plaintiffs allege that odors from these farms interfered with the plaintiffs’ right to use and have quiet enjoyment of their respective properties. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.
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

Other legal matters
The Company settled with International Casings Group on a previously reported action for an amount that is not material to the financial position, results of operations or cash flows of the Company.
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
     The following graphs set forth various hog, pork and grain price data for recent periods and illustrate the volatility in market prices.

Pork and Hog Prices (December 2002-December 2005)

(1)	Average monthly price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(2)	Average monthly price based on the 185# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA. Effective in January, 2006 the USDA will begin reporting a new pork cutout, which replaces the previous composite pork cutout. The USDA has provided back data which shows that, on average, the new cutout calculation will be valued approximately $2 per cwt above the previous cutout.
Corn $/Bushel (December 2002-December 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (December 2002-December 2005)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
     On December 28, 2005, the USDA issued its quarterly Hogs and Pigs Inventory Report that indicated a 0.7% increase in the breeding herd, and current hog inventories approximately 0.4% greater than the previous year. Continued strong demand has kept hog prices at relatively high levels for the quarter ended December 24, 2005. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future.
     Effective in January, 2006 the USDA will begin reporting a new pork cutout, which replaces the previous composite pork cutout. The USDA has provided back data which shows that, on average, the new cutout calculation will be valued approximately $2 per cwt above the previous cutout.
     On January 12, 2006, the USDA issued a crop production report, showing a decrease in production from the prior year for both corn and soybeans. Although there was a decrease in production, the report shows an increase in carryover stocks from the prior year. The increase in carryover stocks for both corn and meal should translate into ample supplies of our main feed ingredients for the near future. Prices of corn and soybeans, the primary ingredients in our feed rations, may fluctuate in the near term primarily relating to weather conditions, storage capabilities, and concerns over soybean rust.
Results of Operations
13 Weeks Ended December 24, 2005 Compared to the 13 Weeks Ended December 25, 2004
     The following table presents selected financial information for our production and processing segments for the 13 weeks ended December 24, 2005 and December 25, 2004. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended December 24, 2005 to the quarter ended December 25, 2004. Intersegment sales are based on market prices.

	For the 13 Weeks Ended		Qtr to Qtr Change
	December 24, 2005	December 25, 2004	2005 to 2004%
	(In millions except percentages)
Net Sales
Processing	$222.3	$228.7	$(6.4)	(2.8)%
Production	151.2	168.6	(17.4)	(10.3)%
Intersegment	(130.6)	(150.5)	19.9	13.2%

Total Net Sales	$242.9	$246.8	$(3.9)	(1.6)%

Gross Profit
Processing	$8.0	$5.0	$3.0	60.0%
Production	22.6	43.6	(21.0)	(48.2)%

Total Gross Profit	$30.6	$48.6	$(18.0)	(37.0)%

Operating Income (Loss)
Processing	$6.3	$3.9	$2.4	61.5%
Production	22.7	43.5	(20.8)	(47.8)%
Corporate	(5.5)	(4.9)	(0.6)	(12.2)%

Total Operating Income	$23.5	$42.5	$(19.0)	(44.7)%

Consolidated
     Net Sales. Net sales decreased by $3.9 million, or 1.6%, to $242.9 million in the third quarter of fiscal year 2006 from $246.8 million in the comparable period last year. The decrease was attributed to a decrease in prices of $23.6 million, offset by an increase in volume of $16.2 million combined with a $3.5 million decrease in losses recorded for lean hog futures contracts. Overall, live hog and wholesale pork prices decreased compared to the prior period with an increase in supplies of pork industry wide. Domestic demand for pork has dampened somewhat, while export demand remains strong due to several factors including Bovine Spongiform Encephalopathy (“BSE”) and Avian Influenza which affect competing proteins. See Segment Analysis below for comments on changes in sales by business segment.
     Gross Profit. Gross profit decreased by $18.0 million to $30.6 million in the third quarter of fiscal year 2006 from $48.6 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 12.6% from 19.7%. The current quarter gross profit decrease is primarily the result of an 8.9% decrease in prices received for our products combined with a 0.6% increase in costs on a per hundred weight basis to produce our products during the third quarter of fiscal year 2006 compared to the same period last year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 3.0% in the third quarter of fiscal year 2006 from 2.6% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $1.0 million to $7.3 million in the third quarter of fiscal year 2006 from $6.3 million in the comparable period last year. The increase is attributable to several items, primarily increases in sales and marketing promotions, compensation, and expenses related to being a public company, particularly the cost of compliance with Sarbanes Oxley for dedicated internal and external resources being utilized.
     Operating Income. Operating income decreased by $19.0 million to $23.5 million in the third quarter of fiscal year 2006 from $42.5 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
     Interest Expense, net. Interest expense, net, decreased by $2.9 million, or 59.2%, to $2.0 million in the third quarter of fiscal year 2006 from $4.9 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the third quarter of fiscal year 2006 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See Liquidity and Capital Resources below for more information.
Income Tax Expense. Our effective tax rate was 35.9% in the third quarter of fiscal year 2006 compared to 38.9% in the comparable period last year. The decrease was primarily the result of estimated deductions attributable to qualified production activities provided by the American Jobs Creation Act of 2004.
Segment Analysis
Pork Processing. Net sales decreased $6.4 million, or 2.8%, to $222.3 million in the third quarter of fiscal year 2006 from $228.7 million in the comparable period last year. The decrease resulted from a 6.8% decrease in pork product sales prices, offset by a 4.3% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization at the processing plants.
Gross profit increased by $3.0 million to $8.0 million in the third quarter of fiscal year 2006 from $5.0 million in the comparable period last year. While our cost to purchase market hogs decreased by 16.5%, our overall sales prices decreased 6.8%, other processing costs, primarily labor, utilities, packaging and freight, increased $8.6 million, or 12.0% on a per head basis, compared to the same period in the prior year. The increase in labor is related to increases in benefits, overtime pay, and bonus accruals for increased Saturdays worked. The increase in freight, utilities and packaging is primarily attributable to increases in fuel prices and product volumes shipped.
Operating income increased by $2.4 million to $6.3 million in the third quarter of fiscal year 2006 from $3.9 million in the comparable period last year. The increase was attributed to the factors mentioned above combined with increased sales and marketing expenses.
Hog Production. Net sales decreased by $17.4 million, or 10.3%, to $151.2 million in the third quarter of fiscal year 2006 from $168.6 million in the comparable period last year. The decrease primarily resulted from a 17.0% decrease in hog sales prices, offset by a 5.9% increase in volume attributable to increases in production across the segment. As mentioned above, there was a $3.5 million benefit on the change in net sales as a result of gains recorded for lean hog futures in the third quarter of fiscal year 2006 compared to losses recorded in the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit decreased by $21.0 million to $22.6 million in the third quarter of fiscal year 2006 from $43.6 million in the comparable period last year. The decrease was the result of a decrease in sales mentioned above, offset with a 2.8% decrease in hog production costs on a per hundred weight basis. The majority of the decrease in hog production cost was due to lower feed input costs compared to the same period last year and combined with improved production efficiencies across the segment.
Operating income decreased by $20.8 million to $22.7 million in the third quarter of fiscal year 2006 from $43.5 million in the comparable period last year. The decrease is attributed to the factors mentioned above.
39 Weeks Ended December 24, 2005 Compared to the 39 Weeks Ended December 25, 2004
     The following table presents selected financial information for our production and processing segments for the 39 weeks ended December 24, 2005 and December 25, 2004. The two columns under year-to-year change show the dollar and percentage change from the first three quarters ended December 24, 2005 to the first three quarters ended December 25, 2004. Intersegment sales are based on market prices.

	For the 39 Weeks Ended		Year to Year Change
	December 24, 2005	December 25, 2004	2005 to 2004%
	(In millions except percentages)
Net Sales
Processing	$626.7	$629.6	$(2.9)	(0.5)%
Production	467.7	459.7	8.0	1.7%
Intersegment	(393.0)	(411.6)	18.6	4.5%

Total Net Sales	$701.4	$677.7	$23.7	3.5%

Gross Profit
Processing	$16.1	$21.1	$(5.0)	(23.7)%
Production	98.4	81.8	16.6	20.3%

Total Gross Profit	$114.5	$102.9	$11.6	11.3%

Operating Income (Loss)
Processing	$12.2	$18.0	$(5.8)	(32.2)%
Production	98.4	81.9	16.5	20.1%

	$110.6	$99.9	$10.7	10.7%

Corporate	(16.0)	(11.6)	(4.4)	(37.9)%
Loss on early extinguishment of debt	(21.7)	—	(21.7)	*

Total Operating Income	$72.9	$88.3	$(15.4)	(17.4)%

*	Not meaningful
Consolidated
Net Sales. Net sales increased by $23.7 million, or 3.5%, to $701.4 million in the first three quarters of fiscal year 2006 from $677.7 million in the comparable period last year. The increase was attributed to an increase in volume of $53.4 million combined with a $21.9 million improvement in results related to lean hog futures contracts, offset by a decrease in prices of $51.6 million. Overall, live hog and wholesale pork prices decreased compared to the prior period with slightly higher supplies of pork industry wide. Domestic demand for pork has dampened somewhat, while export demand remains strong due to several factors including BSE and Avian Influenza which affect competing proteins. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit increased by $11.6 million to $114.5 million in the first three quarters of fiscal year 2006 from $102.9 million in the comparable period last year. As a percentage of net sales, gross profit increased to 16.3% from 15.2%. The gross profit increase is primarily the result of a 5.3% decrease in costs on a per hundred weight basis to produce our products combined with the increase in net sales mentioned above compared to the same period last year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 2.9% in the first three quarters of fiscal year 2006 from 2.3% in the comparable period last year. In dollar terms, selling, general and administrative expenses increased by $5.0 million to $20.4 million in the first three quarters of fiscal year 2006 from $15.4 million in the comparable period last year. The increase is attributable to expenses incurred for the initial public offering and debt tender completed during the first quarter of fiscal year 2006, as well as increases in compensation and incentive bonuses, and expenses related to being a public company, particularly the cost of compliance with Sarbanes Oxley for dedicated internal and external resources being utilized.
Operating Income. Operating income decreased by $15.4 million to $72.9 million in the first three quarters of fiscal year 2006 from $88.3 million in the comparable period last year. The decrease is attributable to a charge of $21.7 million relating to the debt tender premium of $17.8 million and corresponding write-off of unamortized deferred financing costs of $3.9 million, offset by the factors mentioned above.
Interest Expense, net. Interest expense, net, decreased by $8.7 million, or 55.1%, to $7.1 million in the first three quarters of fiscal year 2006 from $15.8 million in the comparable period last year. The decrease is attributed to less average total debt outstanding during the first three quarters of fiscal year 2006 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See Liquidity and Capital Resources below for more information.
Income Tax Benefit / Expense. Our effective tax rate was 37.1% in the first three quarters of fiscal year 2006 compared to 38.9% in the comparable period last year. The decrease was primarily the result of estimated deductions attributable to qualified production activities provided by the American Jobs Creation Act of 2004.
Segment Analysis
Pork Processing. Net sales decreased $2.9 million, or 0.5%, to $626.7 million in the first three quarters of fiscal year 2006 from $629.6 million in the comparable period last year. The decrease resulted from a 5.2% decrease in pork product sales prices compared to the same period last year, offset by a 5.0% increase in volume processed. The increase in volume was primarily attributable to increased capacity utilization at the processing plants.
Gross profit decreased by $5.0 million to $16.1 million in the first three quarters of fiscal year 2006 from $21.1 million in the comparable period last year. While our cost to purchase market hogs decreased by 9.9% and our overall sales prices decreased 5.2%, other processing costs, primarily labor, packaging, utilities, and freight, increased $25.3 million, or 12.8% on a per head basis compared to the same period in the prior year. The increase in labor is related to increases in benefits, overtime pay, and bonus accruals for increased Saturdays worked. The increase in packaging, utilities, and freight is primarily attributable to increases in fuel prices and product volumes shipped.
Operating income decreased by $5.8 million to $12.2 million in the first three quarters of fiscal year 2006 from $18.0 million in the comparable period last year. The decrease was attributed to the factors mentioned above combined with increased sales and marketing expenses.
Hog Production. Net sales increased by $8.0 million, or 1.7%, to $467.7 million in the first three quarters of fiscal year 2006 from $459.7 million in the comparable period last year. The increase primarily resulted from an 8.8% increase in volume attributable to increases in production across the segment, offset by a 10.7% decrease in hog sales prices. As mentioned above, there was a $21.9 million benefit on the change in net sales as a result of improved results recorded for lean hog futures in the first three quarters of fiscal year 2006 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit increased by $16.6 million to $98.4 million in the first three quarters of fiscal year 2006 from $81.8 million in the comparable period last year. The increase was the result of a 10.2% decrease in hog production costs on a per hundred weight basis, combined with the increase in sales mentioned above. The majority of the decrease in hog production cost was due to lower feed input costs compared to the same period last year, combined with improved production efficiencies across the segment.
Operating income increased by $16.5 million to $98.4 million in the first three quarters of fiscal year 2006 from $81.9 million in the comparable period last year. The increase is attributed to the factors mentioned above.

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
     Net cash flow provided by operating activities was $65.7 million and $94.7 million for the first three quarters ended in fiscal years 2006 and 2005, respectively. The decrease in the first three quarters of fiscal year 2006 compared to the same period last year was primarily due to the utilization of net operating loss carryforwards on deferred taxes in fiscal 2005, combined with an increase in working capital needs in fiscal 2006 and the impact of the tender offer premium described below.
     Net cash flow used in investing activities was $23.8 million and $19.4 million for the first three quarters ended in fiscal years 2006 and 2005, respectively. Net cash used in investing activities consisted of $36.7 million and $33.7 million for capital expenditures relating to property, plant and equipment and breeding stock during the first three quarters ended in fiscal years 2006 and 2005, respectively. We received proceeds from disposal of property, plant, equipment and breeding stock of $12.9 million and $14.3 million during the first three quarters ended in fiscal years 2006 and 2005, respectively, primarily representing culled breeding stock.
     Net cash flow used in financing activities was $47.8 million and $75.3 million for the first three quarters ended in fiscal years 2006 and 2005, respectively. During the first three quarters of fiscal years 2006 and 2005, excess cash generated was used to pay down outstanding debt. During the first three quarters of fiscal year 2006 we have paid $3.8 million in dividends.
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

     Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.125% at December 24, 2005).
     Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
     The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2006 and thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of each fiscal year cannot be greater than 5.0-to-1.0 as of the end of each quarter through fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At December 24, 2005, we were in compliance with all covenants under the credit agreement.
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
     Total indebtedness at December 24, 2005 was $128.6 million, as compared to $207.9 million at December 25, 2004. At December 24, 2005, we had no borrowings under our revolving credit facility, $11.2 million in letters of credit and $163.8 million available for borrowing under our revolving credit facility.
     In fiscal 2006, we expect to spend approximately $36 million on net capital expenditures as follows:
•	Approximately $15 million in upgrades and improvements in our processing operations;

•	Approximately $10 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $11 million in net breedstock purchases.
     Our board of directors has approved the expansion of our Milan, Missouri hog processing plant. Based on the results from a recently completed engineering and feasibility study, the improvements will increase processing levels to a capacity of 10,000 hogs per day versus the current capacity level of 7,400 hogs per day. The expansion project will increase our investment in the plant by approximately $23 million, of which the majority is expected to be incurred during our fiscal year 2007.

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
     Estimates are used to help develop assumptions for determining liabilities such as self-insured workers’ compensation and health insurance, bonuses, and legal obligations, as well as developing assumptions for determining the fair value of stock-based compensation arrangements. These estimates are sometimes obtained from independent third party experts. Management is responsible for determining the assumptions used in the calculations. Actual costs may vary from estimates we make. Management believes the estimates are reasonable based on current information.
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
     For the third quarter ended December 24, 2005, and December 25, 2004 we recognized gains (losses) under SFAS 133 of $0.9 million and ($2.7) million, respectively, in net sales related to lean hog futures and (losses) gains of ($38,000) and $0.3 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For the first three quarters ended December 24, 2005, and December 25, 2004 we recognized gains (losses) under SFAS 133 of $13.0 million and ($9.0) million, respectively, in net sales related to lean hog futures and gains (losses) of $1.9 million and ($3.1) million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of December 24, 2005, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $8.4 million.
     We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would currently have no impact on interest expense as we have no variable rate borrowings outstanding as of December 24, 2005. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the first three quarters ended December 24, 2005, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 1.125% at December 24, 2005). The swap is accounted for as a cash flow hedge under SFAS 133. During the first three quarters ended December 24, 2005, we recognized a $1.4 million gain, net of tax, into Accumulated Other Comprehensive Income for the market value of the swap. At December 24, 2005, our term debt had a carrying value of $125.0 million and a fair value of $122.7 million based on the fair value of the swap.
     The 9 1/4% Notes had a fair value of approximately $2.0 million as of December 24, 2005 based on inter-dealer prices, as compared to the book value of $2.0 million as of December 24, 2005.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” above.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violation of air and water regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $11.6 million has been spent as of December 24, 2005. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially complete and the plant is currently in the start-up phase. The Company has spent $9.7 million on the construction of the plant.
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
Other legal matters
     We settled with International Casings Group on a previously reported action for an amount that is not material to our financial position, results of operations or cash flows.
     In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of the proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.
Item 1A. Risk Factors
     Not applicable
Item 2. Changes in Securities
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable
Item 6. Exhibits

Exhibit 31.1	Certification of John M. Meyer, Chief Executive Office, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1	Form of Restricted Stock award agreement under the 2005 Long-Term Incentive Plan of Premium Standard Farms, Inc.

Exhibit 10.2	Form of Nonqualified Stock Option agreement under the 2005 Long-Term Incentive Plan of Premium Standard Farms, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premium Standard Farms, Inc.

February 7, 2006	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)