Form 10-K
period 2006-03-25
PREMIUM STANDARD FARMS, INC.
filed 2006-05-31
CIK 1143967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51347
Premium Standard Farms, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	43-1755411
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
805 Pennsylvania Avenue, Suite 200, Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)
Registrant’s telephone number, including area code:
(816) 472-7675
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $0.01 Par Value	NASDAQ Stock Exchange
Securities registered pursuant to 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the 14,491,932 shares of Premium Standard Farms voting stock held by non-affiliates was approximately $220,567,205, based on the closing price of $15.22 per share on September 23, 2005, the last business day of Premium Standard Farms’ second fiscal quarter. As of May 15, 2006, the number of shares of common stock outstanding was 31,948,920.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K.

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
FISCAL YEARS
      Our fiscal year is the 52 or 53-week period ending on the last Saturday in March. Each of fiscal years 2002 through 2006 consisted of 52 weeks. Fiscal years are identified in this report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended March 25, 2006 is referred to as “fiscal year 2006.”

PART I

Item 1.	Business
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
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
      For the fiscal year ended March 25, 2006, our business generated total net sales of approximately $919.5 million and net income of approximately $53.1 million. Net income for the year includes a pre-tax charge of approximately $21.7 million in connection with a debt tender premium and a corresponding write-off of unamortized deferred financing costs in connection with the repurchase of $173.0 million of our 9 1/4 % senior notes due 2011. We expect that pork prices and lean hog prices will be lower in fiscal year 2007 than the levels experienced in fiscal years 2005 and 2006. Consequently, we believe that our net sales and net income for fiscal year 2007 will be substantially lower than in fiscal years 2005 and 2006.
Recent Developments
      Contemplated Secondary Offering. On April 4, 2006, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to a public offering of shares of common stock by certain shareholders. This registration statement became effective on May 10, 2006. It is not contemplated that any shares will be sold by us in this public offering.
Industry Overview
      Pork products are the largest source of meat protein in the world and the third largest source in the United States. According to the USDA, pork processors in the United States processed approximately 103.6 million hogs in 2005, representing approximately 20.7 billion pounds of pork. US exports of pork products have grown substantially in recent years. From 1996 through 2005, exports increased at a 12% compound annual growth rate, with total exports increasing from 1.0 billion pounds to 2.6 billion pounds. The USDA estimates that pork exports increased by 21% in 2005. This increase was primarily as a result of increased levels of foreign demand due to a ban by certain foreign countries on the import of U.S. beef related to BSE, the outbreak of avian influenza affecting the poultry industry, favorable exchange rates and the continuing development of export markets for U.S. pork. Countries showing substantial increases include Mexico, China, Russia and Taiwan.
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
      The prices for all of the following commodities are volatile and the spreads between these prices vary substantially. High prices for hogs normally hurt the profitability of processing operations unless pork prices increase sufficiently to offset these cost increases. On the other hand, hog producers tend to record better results when prices for hogs are high, especially in relation to grain prices. Therefore, results of our processing segment in certain periods may be better or worse than results for our production segment, and vice versa.
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
      The costs of pork processors are highly dependent on the cost of hogs, and net sales are determined in large part by the prices they receive for pork products. Conversely, net sales from hog production are highly dependent on the prices the producer receives for hogs while the cost of goods sold is determined in large part by the cost of feed. High feed prices can negatively impact production results since these increases can raise the costs to the producer. The following graphs demonstrate how prices for corn and soybean meal, which are the primary components of our feed costs, have fluctuated over the last 10 years ended December 31, 2005.

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

Pork Processing
      The U.S. pork processing industry is highly concentrated, with the top ten processors representing over 83% of total federally inspected industry capacity as of September 2005, and the industry is highly competitive. Although customers in the retail, wholesale, foodservice, further processor and export markets have different product specifications and service requirements, processors generally compete on the basis of the price and quality of their product. We believe that this consolidation has been driven by a number of factors, including the desire to achieve economies of scale in purchasing, processing and regulatory compliance and the increased concentration among grocery retailers and other customers.

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
      According to the USDA, the number of U.S. hog producers has declined by more than 85% over the last 20 years while the average size of production facilities has increased dramatically. Today, hog operations with more than 5,000 head in inventory produce over 50% of the hogs in the U.S. We believe that as the hog production industry moves to more sophisticated production techniques, the pressures on marginal producers will intensify. In the last several years, a number of operations have emerged which are based on large-scale, scientific and management-intensive production of hogs. These operations have grown rapidly. We expect that the hog production industry will see continued consolidation and integration in the future. We believe that this consolidation is being driven by a number of factors, including (1) the substantial investments in equipment, improved breeding herds and process improvements required to achieve economies of scale, meet customers’ demand for product quality and consistency and comply with animal welfare and environmental regulation, and (2) the increasing concentration among processors.
Competitive Strengths
      We believe the following competitive strengths position us to enhance our growth and profitability:

•	Vertically Integrated, Efficient Operations. We believe that we are one of the most vertically integrated pork processors in the United States, owning and operating each of the key steps of production. In fiscal 2006, substantially all of the hogs used by our Milan, Missouri processing plant were sourced from our Missouri hog production operation. During the same period, approximately 76% of hogs used by our Clinton, North Carolina processing plant were supplied by our owned and contracted North Carolina hog production operations, with the remainder supplied through long-term contracts with independent producers. Vertical integration gives us strict control over our process, from a hog’s initial genetic makeup to the pork product ultimately produced and shipped. This process allows us to produce high-quality pork and pork products efficiently by combining cost-effective, high-volume hog production in close proximity to modern and technically advanced pork processing facilities. We believe this vertical integration gives us powerful competitive advantages as compared to non-integrated competitors, such as:

•	A dependable supply of high-quality hogs that lead to high meat quality, processing efficiencies and improved sales margins;

•	Streamlined logistics, feed manufacturing, transportation and production schedules; and

•	Control over key factors (genetics, nutrition and environment) that affect cost of hogs and meat quality, enabling us to market the value, safety, traceability, and quality of our products to our customers.

•	Strong Market Position with Strategically Located, Efficient Operations. We are the sixth largest pork processor in the United States and the second largest hog producer in the United States. Our large-scale integrated operations, geographic diversification and strong market position allow us to serve a broad range of customers, while maintaining economies of scale in production and marketing. We are also one of the few pork national processors with an East Coast processing plant and distribution center. Coupled with our Midwest plant location, we are able to provide cost-effective overnight delivery of fresh pork to many of the most populous regions in the United States. Our hog production operations incorporate advanced breeding, farrowing and finishing methods. We believe our processing plants are two of the most modern and technically advanced facilities of their kind in the United States.

•	Premium Product Offerings Focused on Discriminating Customers. By leveraging our modern, efficient processing operations and our high-quality production capabilities, we are able to produce products for discriminating customers who demand and expect high-quality pork on a consistent basis. In the retail sector we target high-end independent grocers rather than large national supermarket chains. Our premium products enable these retail customers to differentiate their product offerings from those generally available in large supermarkets. Our premium retail and export products include “All Natural Fresh Pork,” KenKo-Ton “healthy pork” for the Japanese market and “Natural Excellence” antibiotic-free pork. Also, our integrated business model allows us to target specific product characteristics required by specialty branded processed-meat customers. PSF pork was awarded the Best Taste Award by the American Culinary Institute (“ACI”) in 2004 and the Gold Medal Taste Award from the American Tasting Institute (“ATI”) in 2002. Judged by a panel of professional chefs, our products were recognized for the best tasting, highest quality food and culinary product by ACI, and for appearance, freshness and taste by ATI, with taste being the most important attribute.

•	Process Verified Certification. We believe we were the first pork company to receive “Process Verified” certification from the USDA for our entire production and processing supply chain. The Process Verified certification program is modeled after ISO-9000 quality management and quality assurance standards. Process Verified certification helps ensure our customers that food safety, meat quality, traceability, animal handling and environmental management standards, among other standards, have been met and benchmarked for continual improvement. Our marketing strategy capitalizes on these attributes and the consistency and quality of the pork we produce.

•	Experienced Management Team. Our senior management has an average of 20 years of industry experience. We believe we have one of the most experienced management teams in the pork industry in operating fully-integrated systems with an average of 24 years of industry experience in production, 32 years in processing, 17 years in technical and food safety and 20 years in sales. Our experienced and motivated management team is focused on expanding our position as one of the premier producer/processors of high-quality pork and pork products.
Business Strategy
      We are pursuing a strategy designed to increase our sales margins and returns on invested capital. Key elements of our strategy include:

•	Focus on High Quality and Value-Added Products. We are seeking to move more of our products up the value-added chain to improve sales margins, develop a stronger brand, enhance relationships with key customers and drive new product development. We intend to continue to focus on producing high-quality and value-added products, such as boneless products, marinated pork, moisture-enhanced pork, sliced bacon, microwave cooked bacon, smoked hams, sausage and other processed meats. We plan to continue our focus on marketing these products to discriminating customers in the retail, wholesale, foodservice, further processor and export markets in order to further differentiate our products from those of our more commodity-oriented competitors.

•	Expand Processing Capacity. We continue to seek additional expansion opportunities with the potential to generate attractive returns on investment. As an example, through modernization and efficiency efforts in fiscal year 2003, we completed expansion of processing capacity at our North Carolina processing plant from 6,500 hogs per day to up to approximately 10,000 hogs per day on a single shift. At this North Carolina facility, we are now evaluating the further expansion of our value-added processing capacity. Our board of directors has approved the expansion of our Milan, Missouri hog processing plant. We expect those improvements will increase processing levels at this facility to a capacity of 10,000 hogs per day versus the current capacity of 7,400 hogs per day. This expansion project currently is scheduled for completion in the Spring of 2007.

•	Continue Expansion into International Markets. We believe that international markets offer significant growth opportunities and we intend to continue our efforts to develop sales outside the United States. Over the past ten years, we have expanded our efforts to increase export sales. Sales to Japan, Mexico, Canada and other export markets accounted for 13% of our net sales for the fiscal year ended March 25, 2006. We believe that our presence in these markets allows us to achieve higher prices for certain pork products than could be obtained domestically. In particular, we intend to increase our export volumes to Japan using available capacity at our North Carolina plant, as the Japanese market ascribes significant value to premium, process-controlled, traceable products. We also intend to actively expand sales in other Asian and Latin American markets, as well as other international regions.

•	Pursue Strategic Acquisition, Disposition and Partnership Opportunities. As a key part of our growth strategy, we evaluate on an ongoing basis potential industry-related acquisitions, dispositions and joint ventures. We continue to evaluate those opportunities that fit strategically with our objective of producing more processed meats and other high quality, value-added products.

•	Further Improve Cost Structure. We strive to produce high-quality pork products at a low cost by combining modern and efficient pork processing with efficient, high volume hog production. We continually measure our processing and production activities in an effort to improve our processing yields, develop new value-added products, lower our costs and increase our hog production efficiencies.

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
      In fiscal year 2001, we expanded our operations through two acquisitions in North Carolina. On August 25, 2000, we acquired The Lundy Packing Company and its subsidiaries, which consisted of hog production and pork processing operations. On September 22, 2000, we acquired Premium Standard Farms of North Carolina from ContiGroup. In the latter transaction, ContiGroup received cash and additional shares of our common stock, bringing its overall ownership at that time to 53.1% of our outstanding common stock. At March 25, 2006, ContiGroup owned 52.0% of our outstanding common stock.
      On May 2, 2005, our former parent, PSF Group Holdings, merged with and into its wholly owned subsidiary Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation. In connection with the merger, Premium Standard Farms, Inc. adopted PSF Group Holdings’ Certificate of Incorporation.

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
Products, Marketing and Customers
      We market our pork products to retail, wholesale, foodservice and further processor customers in the U.S. and abroad. We focus on discriminating customers in these markets. We primarily market our products as chilled and frozen pork, sold to:

•	Retailers, retail distributors and wholesalers (accounting for 45% of our total processing sales in fiscal year 2006) primarily in the form of chilled, vacuum-packaged loins, tenderloins, hams, picnics, butts, ribs, marinated, case-ready, bacon, smoked hams and sausage;

•	Foodservice customers (accounting for 4% of our total processing sales in fiscal year 2006) primarily in the form of chilled and frozen boxed bone-in and boneless loins, ribs, picnics, butts and further processed smoked meats;

•	Further processors (accounting for 35% of our total processing sales in fiscal year 2006) primarily in the form of chilled bulk bone-in and boneless hams, bellies, trimmings, picnics and butts, variety meats and other products which are used by these customers to make processed pork products; and

•	Export customers (accounting for 16% of our total processing sales in fiscal year 2006) primarily in the form of chilled boneless loins, tenderloins, boneless picnics, fresh bone-in hams, frozen boneless hams, bellies, as well as frozen ground pork and variety meats.
      We are increasingly emphasizing value-added products, such as boneless products, marinated pork, moisture-enhanced pork, sliced bacon, microwave cooked bacon, smoked hams, sausage and other processed meats. Our vertical integration and control also allows us to produce specialty products. These include our “All Natural Fresh Pork,” KenKo-Ton “healthy pork” for the Japanese market and “Natural Excellence” antibiotic-free pork.
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
      Our international marketing efforts are directed toward a number of countries, but are predominantly focused on Japan, which ascribes significant value to our premium, process-controlled products. In our fiscal year 2006, our sales to Japanese customers represented about 7% of our total net sales. Sales to international markets, especially Mexico and Canada, when combined with sales to Japan, accounted for approximately

13% of our total net sales in fiscal year 2006. International sales are made both through distributors and directly to customers. Most of our Japanese exports are sold through a relationship with a Japanese trading partner, to whom we sell exclusively certain chilled pork products produced at our Milan, Missouri plant that are destined for the Japanese market. The contract with this trading partner comes up for renewal in March 2008.
      Though our sales and marketing efforts are primarily focused on sales of pork products, we also sell excess hogs from our production facilities to other pork processors. In this respect, we have contracts with two major pork processors, who purchase substantially all of the hogs produced at our Texas facilities. These contracts are scheduled to terminate in 2007 and 2008.
      The remainder of our excess hog production is sold in privately negotiated transactions. Finally, both of our facilities sell by-products primarily to the feed processing and pet food industries.
Processing and Production Operations

Overview
      Our processing and production operations are organized as three separate pods located in Missouri, Texas and North Carolina. Our Missouri and North Carolina pods each combine processing plants and hog production facilities. Our Texas pod has only hog production operations. The geographic separation of our pods enhances biosecurity and puts us closer to our customers and feed grain suppliers, allowing us to minimize shipping costs. Shipping, via truck, is important in a number of aspects of hog production, particularly the delivery of feed to hog production units, the shipment of feeder pigs to finishing units, and the shipment of finished hogs to processing plants. We utilize our own truck fleet and related transportation facilities for hauling feed and hogs, which allows us to reduce the risk of disease and enhances the scheduling and process coordination that our integrated approach provides. Please read Note 12 to our audited consolidated financial statements included elsewhere in this report on Form 10-K for financial information relating to our operating segments.

Pork Processing
      We maintain pork processing facilities in Missouri and North Carolina. In fiscal year 2006, substantially all of the hogs processed by our Missouri processing plant came from our Missouri hog production operations. We expect to increase the hogs purchased from others in Missouri after the expansion of our Missouri processing plant. During fiscal year 2006, approximately 76% of hogs used by our North Carolina processing plant were supplied by our North Carolina and Missouri hog production operations, with the remaining 24% supplied through contracts with independent producers, which produce hogs in accordance with our genetic, feed and other production specifications. To help ensure the safety and quality of our products, we use the USDA’s Hazard Analysis of Critical Control Points methodology to identify food safety hazards in our operations. This approach uses a team of technically trained individuals who are familiar with the processes to be evaluated. Each separate point in the process is identified and any hazards associated with them are assessed. Methods for monitoring the quality and safety of products as they move through these points are then developed and implemented.
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
      The production process begins in the breeding barn, where sows are artificially inseminated. Artificial insemination maximizes breeding efficiency and productivity and allows us to utilize genetic stock that maximizes our overall productivity and quality. After four weeks, conception is verified using ultrasound technology. From the breeding barn, sows are moved to the gestation barn where they are vaccinated and placed on a special diet. The gestation period is approximately 114 days. During this period, the sows receive a specialized diet and careful attention to health and disease control in order to improve the size and health of their litters. In our gestation buildings, sows are carefully monitored and individually fed according to body weight. A few days prior to delivery, sows are moved to the farrowing barn where they give birth to an average litter of approximately 10 offspring. Sows nurse their offspring for three weeks before they are returned to the breeding barn. At approximately 12 to 15 pounds, the offspring are moved to the nursery for a six-to-seven week period. This step requires high levels of nutrition, environmental control and minimization of disease and health risks. An increasing portion of our operations use the wean-to-finish production method where nursery pigs are transported directly to modified grow/finish sites, skipping the traditional time spent in a nursery.
      In the next phase of production, offspring are transferred from the nursery in our sanitized trailers to our grow/finish complexes or contract growers for growth from approximately 50 pounds to a target market weight of 260 pounds. Our grow/finish complexes are comprised of temperature-controlled barns, each housing generally 950 to 1,200 hogs. A manager in charge of the complex is responsible for monitoring hog welfare and health, as well as equipment. Efficiency in finishing operations is affected by the health and environment of the hogs and the formulation of the feed. These factors, as well as the genetics of the hog, can have a substantial impact on the feed-to-gain conversion ratio (the pounds of feed required to add a pound of weight) and the average daily gain. Specialized crews support the complex managers by assisting with loading and unloading hogs, health care, and sanitation. Hogs generally remain at the grow/finish complexes for approximately 17 weeks, gaining an average of approximately 1.7 pounds per day, until they reach market weight and are transported to a processing facility.
      Because diet is a critical factor in the efficient production of hogs and affects the quality of the final products, we have established five of our own feed mills. We can typically access feed grains on a cost-effective basis and manufacture and deliver feed to our facilities at a lower cost than we can buy it from commercial feed mills. Our Missouri production facilities generally have our lowest feed costs because they are located close to the larger grain producing areas. In North Carolina, where we rely to some extent on commercial feed mills, we have established cost-effective toll milling arrangements with select mills. Our feed costs are relatively higher in our North Carolina and Texas facilities due to higher transportation costs. Our feed mills and toll milling arrangements allow us to optimize production of our customized diets to a greater degree than would typical arrangements with third-party feed mills, which operate on a cost plus basis and provide feeds for many types of customers and animals. We achieve this through “least cost” formulations based on available feed ingredients. For example, while corn is the primary ingredient in hog feed, a large number of other grains, proteins, fats and supplements may be added, and the content and mix of feed ingredients can be managed to improve nutrition, feed-to-gain ratios and meat quality. The combined annual capacity of our five company-owned feed mills is approximately 1.4 million tons. These mills provided approximately 64% of the total feed/components used in our production operations (measured in tons) during our fiscal year 2006.

Biosecurity
      We seek to reduce the risk of disease transmission through a number of methods, including geographic separation of, and restricted access to, production facilities, strict sanitation procedures (including thermal sanitation of livestock trailers), high health genetic stock and constant monitoring and response. All units are restricted access, “shower in/shower out” facilities. If it is necessary for a manager or worker to enter a unit other than their designated unit, a mandatory 24 to 96-hour waiting period is required. Feed purity and truck cleanliness are continually inspected and monitored. Operating procedures within the facilities are designed to stop the spread and lessen the viability of infection agents during all phases of the production process.
      We also attempt to control the risk of disease through the selection of high-health breeding stock. We have been experiencing health issues in our hog production operations in recent periods due to PRRS and other conditions common in swine herds in the United States. Recently, these issues have had a negative effect on reproduction and general herd health, which has decreased production volume and increased costs. We have continuing programs in place to address these health issues. When disease is found, treatment is implemented to lessen its impact on performance and to prevent its spread to other facilities. See “Risk

Factors — Outbreaks of disease can adversely affect our revenues and operating margins and the recent results have been affected by Porcine Reproductive Respiratory Syndrome and Other Conditions.”

Missouri
      Our Missouri pod has both processing and production operations. The Missouri processing facility is located at Milan, Missouri and employed approximately 1,000 people as of March 25, 2006, with the capacity to process 7,400 hogs daily (on an eight hour shift) or about 2.0 million hogs per year. To help ensure the safety and quality of our products, the processing facility incorporates several innovative systems, including a new dual carbon dioxide anesthetizing system, which we believe provides improved animal handling and enhanced meat quality.
      We are in the process of making improvements to increase the daily capacity of the facility to process approximately 10,000 hogs daily. This expansion project currently is scheduled for completion in the Spring of 2007. We believe that the additional hogs required for this expansion can be sourced from existing independent hog producers, who would adopt our Process Verified requirements.
      The Missouri production operation is based at Princeton, Missouri and employed approximately 1,200 people as of March 25, 2006. A 116,000-sow herd produces approximately 2.1 million hogs per year. Eighty-two sow units, five nursery units and ninety-one finishing units are located on farms in five counties in Northwest Missouri. We also have grower relationships with ContiGroup and other independent growers who raise our livestock under long-term contracts that require them to follow our Process Verified requirements.

North Carolina
      Our North Carolina pod has both processing and production operations. The North Carolina processing facility is located at Clinton and employed approximately 1,400 people at March 25, 2006, processing up to approximately 10,000 hogs daily, depending on seasonality, or up to 2.6 million hogs per year. In fiscal year 2003, we completed a major renovation which increased processing capacity and included the installation of a new dual carbon dioxide anesthetizing system. As a result, we believe the plant is one of the most advanced facilities of its kind in the United States.
      The North Carolina production operation, based at Clinton, employed approximately 300 people as of March 25, 2006. A 76,000-sow herd as of March 25, 2006 produces approximately 1.4 million hogs per year. Contractual arrangements for purchasing weaned pigs produce an additional 500,000 hogs per year. There are nine sow units, three nursery units and four finishing units located on farms we own in various counties throughout the state. Most of the production operations in North Carolina are conducted on farms that are not owned by us. Instead, we have long-term contract grower agreements with local farmers who provide the land, buildings and labor needed. These grower arrangements are managed by our hog production field supervisors. The hogs are owned by us, are raised according to our specifications using our genetics, feed and supplies, and are delivered to our North Carolina processing facility. Since these arrangements allow us to control the process, from a hog’s initial genetic makeup to the pork product ultimately produced, we consider them to be a part of our integrated operations notwithstanding the fact that we do not own the farms.
      In addition to the production operations discussed above, we purchase approximately 500,000 hogs annually for our North Carolina processing operations that are not supplied by our production operations. These hogs are obtained pursuant to long-term supply arrangements with a limited number of external hog suppliers who have agreed to follow our Process Verified requirements.

Texas
      Our Texas pod has only production operations. These operations are headquartered at Dalhart, Texas and employed approximately 300 people as of March 25, 2006. A 34,000-sow herd is designed to produce approximately 600,000 hogs per year. Twenty-three sow units, six nursery units and eight finishing units are located on farms in Dallam and Hartley counties. Substantially all the hogs produced are sold under two contracts with major processors. These contracts are scheduled to terminate in 2007 and 2008.

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
      We are committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri by 2010. See “Business — Regulation.” Included in this commitment is a fertilizer plant in northern Missouri that converts waste at one of our production facilities into useable commercial grade fertilizer. We believe that this facility, which is currently in the start-up phase, will be the first plant to commercially produce an odorless, dried pellet fertilizer at a livestock production facility.
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
Employees
      We had approximately 4,300 employees as of March 25, 2006, of which approximately 2,400 were in processing, approximately 1,600 were in production and approximately 300 were in administration. None of our employees are subject to collective bargaining arrangements, although there can be no assurance that employees will not enter into such agreements in the future. We generally consider our employee relations to be good.
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
      Environmental, health, and safety laws and regulations are subject to amendment, to the imposition of new or additional requirements and to changing interpretations by governmental agencies or courts. In particular, environmental laws and regulations may become more stringent for our industry. Additionally, various citizen and advocacy groups have been lobbying for changes in animal handling and environmental practices in the industry. Although we believe we are a leader in installing advanced environmental controls, more stringent requirements could result in changes in industry practices that could increase our costs and reduce margins.
      In 2003, the Environmental Protection Agency (“EPA”) issued Effluent Limitation Guidelines for Concentrated Animal Feeding Operations. These regulations require animal feeding operations to obtain wastewater permits and implement nutrient management plans. A U.S. Court of Appeals recently invalidated certain provisions of these regulations. In any event, our facilities and related operating procedures already comply with or exceed most of these requirements, and we do not anticipate any material costs in complying with these rules.
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
      In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from our Missouri farms. Our proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violations of air and water regulations. We settled that matter by entering into a second consent decree in 2004. The 2004 consent decree required us to pay a civil penalty of $333,000. It also modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology we install will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, we now estimate that we will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $12.3 million has been spent as of March 25, 2006. Included in this commitment is the fertilizer plant in northern Missouri that converts solid waste into commercial grade fertilizer. This plant is currently in the start-up phase. Through March 25, 2006, we spent $9.9 million on the construction of the plant.
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
      On January 21, 2005, the EPA announced the opportunity for animal feeding operations to enter into an agreement regarding air emissions from animal feeding operations. The agreement is known as the “Air Quality Compliance Agreement.” The purpose of the agreement is to allow EPA to monitor the operations and gather data for future regulations. Participating parties would pay a civil penalty. In exchange for this, the parties will receive a limited conditional release and covenant not to sue for any past violations and future violations of applicable environmental air emission laws until such time as EPA establishes emission methodologies enabling Animal Feeding Operations (“AFOs”) to certify compliance. Our Texas farms and company-owned farms in North Carolina have been enrolled in this program. Our Missouri operations are not eligible because they are subject to the consent decrees described above. As proposed by EPA, the amount of the civil penalty that would be assessed in order for our North Carolina and Texas operations to participate would not be expected to exceed $100,000. We do not anticipate that the penalty and required compliance actions will have a material adverse effect on us.

Environmental Capital Expenditures
      We have incurred, and will continue to incur, significant capital and operating expenditures to comply with environmental requirements and our obligations under the consent decrees. We spent approximately $3.9 million in fiscal year 2006, and expect to spend roughly $4.0 million in each of fiscal years 2007 and 2008. The fiscal year 2005 and fiscal year 2006 expenditures were primarily for the construction of Next Generation Technology in the form of a fertilizer plant in northern Missouri that will convert hog waste into commercial grade fertilizer. Our contemplated fiscal year 2007 and fiscal year 2008 expenditures relate primarily for Next Generation upgrades at certain additional farm locations.

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

2003 BSE Case
      On December 23, 2003, a case of BSE was confirmed in a dairy cow in the State of Washington. On December 30, 2003, the USDA announced additional safeguards to further minimize the risk for human exposure to BSE in the United States. World markets reacted to this event and several countries banned the import of beef products from the United States, pending further investigation and action by the U.S. beef industry. There have been subsequent confirmations of BSE in three additional dairy cows since the USDA instituted random testing as an additional safeguard. For the most part, these bans continue today and have caused a moderation of beef prices in the U.S. since the discovery. The U.S. Congress has reacted by considering potential legislation that includes banning “downer” livestock from the food chain, reassessing country-of-origin labeling, implementing mandatory animal identification and traceability requirements, and requiring potential changes in the current practice of feeding animal by-products. At this time, it is uncertain what impact these events may have on the pork industry.

Nuisance Lawsuits
      We are defendants in several lawsuits based on the law of nuisance in Missouri, including one class action lawsuit. We believe we have good defenses to these actions and intend to vigorously defend them. These lawsuits are described in more detail in “Business — Legal Proceedings.”

ContiGroup Indemnity
      We indemnified our majority shareholder, ContiGroup, Inc., against any liabilities, including environmental liabilities, relating to the Missouri operations at the time that ContiGroup sold its Missouri hog production facilities to PSF Group Holdings, our former parent which merged with and into us on May 2, 2005, and made its initial investment in 1998. This indemnification obligation currently extends to our obligations under the State of Missouri consent decree and the pending nuisance suits, as well as any potential future claims regarding our Missouri operations.

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
      If the Johnson Amendment had become law, it may have had a material adverse effect on our vertically integrated business. It may have caused us to consider a restructuring of our operations. We, along with industry groups, succeeded in educating lawmakers as to the adverse effects and unintended consequences of the Johnson Amendment, leading to its subsequent rejection by the Conference Committee. We and others in the industry will continue efforts to educate lawmakers, but the parties advocating passage of the Johnson Amendment continue to propose similar legislation. Legislation of this type recently was introduced in the U.S. Senate. If this or a provision like the Johnson Amendment becomes law, it could have a material adverse effect on us.
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
      In addition to Missouri’s “corporate farming law,” Missouri law prohibits a person who is not a citizen or resident of the United States from holding a controlling interest in a business that owns land used for farming. To our knowledge, a controlling interest in us is not currently held by a foreign person or entity in violation of this law. Our amended and restated certificate of incorporation includes provisions intended to prevent foreign ownership in violation of this law. These provisions, however, may not effectively prevent a foreign person or entity from acquiring a controlling interest.
Executive Officers of the Registrant
      The names, ages and positions of our executive officers as of May 6, 2006, are set forth below:

Name	Age	Position(s)

John M. Meyer	44	Chief Executive Officer and Director
Robert W. Manly	53	President and Chief Operating Officer
Stephen A. Lightstone	60	Executive Vice President, Chief Financial Officer and Treasurer
Gerard J. Schulte	56	General Counsel and Secretary
Dennis D. Rippe	52	Vice President, Controller and Assistant Secretary
Calvin R. Held	50	Vice President Processing Operations
Richard L. Morris	55	Vice President Sales and Marketing
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
      Robert W. Manly has been our President since October 1996 and was made Chief Operating Officer in June 2005. From April 1986 to October 1996, Mr. Manly served as Executive Vice President of Smithfield Foods, Inc., a meat producer and processor. He also served as President and Chief Operating Officer of the Smithfield Packing Company, a subsidiary of Smithfield Foods from June 1994 to June 1995. Mr. Manly held the position of Assistant to the President of IBP, Inc., a meat producer and processor from January 1981 to April 1986.
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

Item 1A.	Risk Factors
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
      Our revenues are primarily derived from the sale of pork and pork products. Historically, the United States pork industry has been highly cyclical due to the natural inverse relationship of hog prices and production levels and the tendency of independent hog producers to increase production in response to higher hog prices. A typical cycle begins with higher hog prices, which leads to incremental production. This, in turn, leads to overproduction, which drives market prices lower. Eventually, lower prices will generally cause production levels to moderate or decline which generally leads to higher market prices. From 1996 through 2005, the USDA 185# pork cutout price, which is a standard measure for determining current market prices of pork primal cuts, ranged from a monthly low of $37.97 per hundred weight to a monthly high of $84.49 per hundred weight, and averaged $64.22 per hundred weight. From 1996 through 2005, the price for hogs ranged from a monthly low of $22.31 per hundred weight to a monthly high of $83.07 per hundred weight, and averaged $60.03 per hundred weight, in each case based on the lean hog prices consistent with the Chicago Mercantile Exchange, or CME, pricing method. The cyclical nature of the pork industry is likely to continue and as a result, we may experience periods of overcapacity, declining prices and operating losses at times in the future. Our results for fiscal year ended March 25, 2006 reflected favorable industry conditions, with the USDA 185# pork cutout price averaging $67.41 per hundred weight and hog prices, based on prices published by the CME, averaging $65.07 per hundred weight during that period. We expect that pork prices and lean hog prices will be lower in fiscal year 2007 than the levels experienced in fiscal years 2005 and 2006. Consequently, we believe that our net sales and net income for fiscal year 2007 will be substantially lower than in fiscal years 2005 and 2006.
      A significant portion of the products we sell are commodities and the most important factor that impacts the selling prices for these products is the relative balance between the supply and demand for pork and other meat products, particularly beef and poultry. Because of the length of the production cycle, there is relatively little ability of hog producers to adjust their production levels in the short-term. Because market conditions beyond our control determine the prices for our commodity products, the price for these products may fall below our cash production costs. We cannot assure you that future fluctuations in the supply and demand for pork products will not have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Increases in the costs of our feed components could adversely affect our costs and operating margins.
      Our business can be negatively affected by increased costs of our feed components, which consist primarily of corn and soybean meal. In fiscal year 2006, our purchases of feed components comprised approximately 29.2% of our total cost of goods sold. The cost and supply of feed components are determined by constantly changing market forces of supply and demand, which are driven by matters over which we have no control, including weather, current and projected worldwide grain stocks and prices, grain export prices and supports and governmental agricultural policies. From 1996 through 2005, the price of corn ranged from a low of $1.78 per bushel to a high of $4.81 per bushel, and averaged $2.44, based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade, or CBOT. During the same period, the price of soybean meal ranged from a low of $128.80 per ton to a high of $315.38 per ton, and averaged $191.10 per ton, as measured by the monthly average of daily close prices of the Nearby Soybean Futures quoted by the CBOT. Increases in the prices of our feed components would likely adversely affect our operating margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “— Components of Revenue and Expenses — Cost of Goods Sold.”

Changes in consumer preference could adversely affect our business.
      The food industry in general is subject to changing consumer trends, demands and preferences. Recent favorable price levels may have reflected, in part, the interest of many consumers in high protein, low carbohydrate diets. It appears that consumer interest in these diets has decreased and that domestic pork demand has moderated. This could adversely affect our pork product and hog prices and, consequently, our results of operations. Our products compete with other protein sources, such as beef and poultry, and other foods. Trends within the food industry change often and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our results of operations and financial condition. In addition, we do not have any other material lines of business or other sources of revenue to rely upon if we are unable to efficiently process and sell pork products or if the market for pork declines. This lack of diversification means that we may not be able to adapt to changing market conditions or withstand any significant decline in the pork industry.

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
      On July 2, 1996, we filed a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, due primarily to start-up costs and the low level of initial production at our Milan, Missouri processing plant, combined with a decline in hog prices at the same time feed prices increased. The reorganization became effective on September 17, 1996, and our business emerged from Chapter 11. See “Business — Our History.”

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
      We purchase a portion of our feed ingredient requirements in advance at fixed prices in order to hedge our short-term exposure to future price fluctuations. We use futures, forward and options contracts to help establish adequate supplies of future grain requirements and to reduce the risk of market fluctuations. These contracts may result in market risk due to fluctuations in the grain markets. In periods of declining commodity prices, our advance purchases and hedging transactions could result in our paying more for feed components than our competitors. Thus, the use of such instruments may limit our ability to participate in cost savings from declining feed prices.
      For further discussion of the risks associated with commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

Our profitability may suffer as a result of competition in our markets.
      We operate in a highly competitive environment and face significant competition in all of our markets. Some of our competitors, such as Smithfield Foods, which is the largest pork producer and processor, possess significantly greater financial, technical and other resources than we do. Some of our larger competitors may be able to decrease pricing of pork products in the markets in which we operate. The hog processing and production industries are rapidly consolidating, and the consolidation process may lead to more vertically integrated pork producers. We could experience increased price competition for our pork products and lose existing customers if other vertically integrated hog and pork processing companies gain market share. When hog prices are lower than our hog production costs, our non-integrated pork processing competitors may have a cost advantage because those competitors could purchase less expensive hogs from third-party suppliers, while we would have to continue to use hogs produced by our own hog production operations. We cannot assure you that we will have sufficient resources to compete effectively in our industry. See “Business — Competition.”

The loss of one or more of our largest customers could significantly and adversely affect our cash flow, market share and profits.
      Our largest customer accounted for approximately 4% of our total revenues for fiscal year 2006. During the same period, our ten largest customers accounted for approximately 30% of our total revenues. We expect that these customers will continue to account for a substantial portion of our revenues for the foreseeable future. We generally do not have long-term contracts with most of our major customers and, as a result, such customers could significantly decrease or cease their business with us with limited or no notice. If we lose major customers, or if there is a decline in the amount of pork products or hogs they purchase from us, our cash flow, market share and profits would be adversely affected. A number of our customers are also competitors and could choose to terminate or alter their purchases from us for competitive or other reasons.
      In addition, our export sales are predominately focused on Japan, and our sales to Japanese customers represented approximately 7% of our total revenues during fiscal year 2006. A majority of our Japanese exports were sold through a relationship with a Japanese trading partner, to whom we sell exclusively certain chilled pork products produced at our Milan, Missouri plant that are destined for the Japanese market. The contract with this trading partner comes up for renewal in March 2008. If we lose our relationship with this Japanese trading partner, our results of operations could be adversely affected.

International markets expose us to political and economic risks in foreign countries, as well as to risks related to currency values and import/export policies.
      Export sales have become increasingly important to us in recent years, especially to Japan, and we intend to continue to expand our international sales. Exports accounted for approximately 13% of our total revenues in fiscal year 2006. The markets for our products in countries outside of the United States vary in several material respects from markets in the United States. These variances include differences in pork consumption levels and marketing and distribution practices. Our exports to Japan have benefited from the Japanese ban on the import of U.S. beef. Late in 2005, the Japanese government lifted the ban on the importation of beef from cattle under 21 months old but reinstated the ban shortly thereafter following the discovery of imported beef containing banned spinal materials. Any change in the Japanese ban resulting in substantial U.S. beef exports to Japan could adversely affect the volume and pricing of our export sales to Japan. In fiscal year 2003, the Russian ban on the importation of poultry products from the United States resulted in an increased supply of poultry in the United States markets, causing beef and pork prices to decline substantially in 2003, which hurt our fiscal year 2003 results. Recent concerns over avian influenza have restricted U.S. poultry exports causing a decline in poultry prices and increased freezer stocks. Further international and domestic developments regarding avian influenza could have a negative impact on pork prices.

      Our international activities also pose other risks not faced by companies that limit themselves to United States markets. These risks include:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	hyperinflation;

•	tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws;

•	potentially negative consequences from changes in tax laws;

•	different regulatory structures and unexpected changes in regulatory requirements; and

•	the impact of disease on international consumer preferences regarding meat proteins.
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
      Feed efficiency is commonly measured in terms of feed conversion ratios. A feed conversion ratio is calculated by the number of pounds of feed, which consists primarily of corn and soybean meal, consumed to produce a pound of live weight in hogs in our finishing units. It is a measure of the performance of our hog-finishing operations. Changes in feed efficiency affect per head feed consumption. As a result, they affect the aggregate cost of feed, which is the primary cost component in our hog-production operations. A number of factors influence feed efficiency, including the capacity and use of our finishing facilities, the number and quality of our employees, the health condition of our animals, genetics and the nutrient value of available feed ingredients.
      Because of the many factors involved, we cannot assure you that existing herd productivity and feed efficiency levels will be maintained in the future. We also cannot assure you that any decline in those levels will not have a material adverse effect on our costs, operating margins or ability to compete with other hog producers.

Outbreaks of disease can adversely affect our revenues and operating margins and the recent results have been adversely affected by Porcine Reproductive and Respiratory Syndrome and Other Conditions.
      The outbreak of disease and other events could significantly restrict our ability to conduct our operations. The productivity and profitability of any hog operation depends, to a great extent, on the ability to maintain animal health and control disease. Disease can reduce the number of offspring weaned per sow and hamper the growth of hogs to finished size. Diseases can be spread from other infected hogs, in feed, in trucks, by rodents or birds, by people visiting the farms or through the air. We experience outbreaks of certain diseases, including Transmittable Gastroenteritis (“TGE”), Circo Virus, a virus common in swine herds, and Porcine Reproductive and Respiratory Syndrome (“PRRS”), a respiratory disease commonly affecting swine herds, in our facilities, and may experience additional severe outbreaks in the future. Any such outbreaks could have a material adverse effect on our business, financial condition and results of operations. Our recent operating results have been adversely affected by PRRS and other conditions. See “Business — Processing and Production Operations — Biosecurity.”
      We also face the risk of outbreaks of other diseases that have not affected our herds previously, including foot-and-mouth disease, which is a highly contagious viral disease affecting swine, cattle, sheep and goat herds. Until the outbreaks of the disease previously reported in Europe, which led to the destruction of thousands of animals, foot-and-mouth disease had been primarily limited to Africa, the Middle East, Asia and South America. Although foot-and-mouth disease is generally not lethal in adult pigs, mortality is common when younger pigs are infected. If we experience an outbreak of foot-and-mouth disease, we will likely be required to destroy all of our herd that has the potential of being infected. If this occurs, our business, financial condition and results of operations would be adversely affected.
      In addition, an outbreak of disease could result in governmental restrictions on the import and export of our pork products to or from our suppliers, facilities or customers even if our herds were not infected with such disease. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, financial condition and results of operations. Furthermore, any outbreak of livestock disease in the United States may result in a loss of consumer confidence in the protein products affected by the particular disease, adverse publicity and the imposition of export restrictions. For example, in December 2003, a single case of BSE, a disease affecting cattle but not hogs, was discovered in the State of Washington. As a result, beef imports from the United States were banned by many foreign countries, including Japan, the largest importer of U.S. beef. This incidence of BSE continues to have a material negative effect on the beef industry.
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
      In order to settle enforcement actions and citizen suits, we entered into consent decrees with the State of Missouri, and with the federal government, and a citizens group, and a voluntary agreement with the State of North Carolina. The decrees required us to pay penalties to settle past alleged regulatory violations, and require us to research, develop, and implement new technologies for environmental controls at our Missouri operations. As a result of these decrees, we will be required to invest approximately $33 million in environmental controls by the 2010 deadline, of which we have spent $12.3 million as of March 25, 2006. We spent approximately $3.9 million in fiscal year 2006, and expect to spend roughly $4.0 million in each of fiscal years 2007 and 2008. If we fail to make the required investments, we may incur material penalties, fines and damages, and negative publicity. We may also be required to make additional investments at our North Carolina operations under the voluntary agreement.

We are subject to North Carolina’s moratorium on expansion of hog operations.
      North Carolina enacted a moratorium on the construction of farms with more than 250 hogs or the expansion of existing large farms in North Carolina. In 2003, the moratorium was extended until 2007. North Carolina is concerned about the use of waste treatment lagoons and spray fields for the disposal of swine waste, especially in areas of that state which are prone to flooding or hurricanes. It is anticipated that this moratorium will be extended until more effective technologies are developed to protect the environment. The moratorium limits us from expanding our North Carolina production operations. It is possible that lagoons and spray fields could be banned in North Carolina in the future, leading to increased competition for growers and disruption to our North Carolina operations.

The nature of our operations exposes us to the risk of environmental claims, including nuisance claims by neighboring property owners. We are a defendant in several nuisance lawsuits. If these lawsuits are adversely determined, they could harm our business.
      Because of the nature of our operations, we are subject to the risk of environmental claims, including nuisance claims by neighboring property owners. We face the risk of nuisance lawsuits even if we are operating in compliance with applicable regulations. We are currently a defendant in several suits, including one class action suit, based on the law of nuisance relating to our hog production facilities in Missouri. We believe we have defenses to these actions and intend to vigorously defend them, although we cannot assure you that our defenses in these matters will be successful, or that additional nuisance claims will not arise in the future. See “Business — Legal Proceedings.”

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
      In February 2002, the U.S. Senate initially passed a Farm Bill that included a provision known as the “Johnson Amendment,” which would have prohibited meat packers, like us, from owning or controlling livestock intended for slaughter for more than fourteen days prior to slaughter. The U.S. House of Representatives passed a different version of the Farm Bill that did not contain any provision similar to the Johnson Amendment. Legislation of this type was recently reintroduced into the U.S. Senate. This and similar legislation affecting our operations might be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations, would have a material adverse impact on our business, financial condition and results of operations. See “Business — Regulation.”

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
      In addition to Missouri’s “corporate farming law,” Missouri law also prohibits a person who is not a citizen or resident of the United States from holding a controlling interest in a business that owns land used for farming. To our knowledge, a controlling interest in us is not currently held by a foreign person or entity in violation of this law. Our amended and restated certificate of incorporation includes provisions intended to prevent foreign ownership in violation of this law. These provisions, however, may not effectively prevent a foreign person or entity from acquiring a controlling interest in us. See “Description of Capital Stock — Foreign Ownership Restriction.” If a foreign person or entity acquires a controlling interest in us, it could have a material adverse effect on our business and the rights of such foreign person with respect to its investment in our common stock.

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
      As of March 25, 2006, our outstanding indebtedness was $128.4 million. We expect that our indebtedness, including borrowings under our credit agreement, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could materially affect our business because:

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
      Our employees are not represented by any labor union. However, there have been efforts to unionize our work force in the past and there could be attempts to do so in the future. In addition, we have experienced high turnover in our Missouri production and processing employees in the past, and our location in rural Missouri limits our ability to find replacement workers for those operations. Our Missouri operations are currently located in five sparsely populated counties in which we employed approximately 2,200 people at March 25, 2006. As a result, we have a limited pool of potential replacement workers for those operations.
      Any significant deterioration of employee relations, increase in labor costs, slowdowns or work stoppages, or shortages of labor at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition and results of operations. See “Business — Employees.”

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
Pork Processing
      We own two pork processing facilities located in Missouri and North Carolina. Combined, these two facilities have the capacity to process approximately 4.6 million hogs per year.
      The Missouri facility has a processing capacity of 7,400 hogs per day and is one of the most modern and technically advanced facilities of its kind. Substantially all of the hogs processed at this plant are produced by our Missouri hog production operation. Our board of directors has approved the expansion of our Missouri processing facility to a capacity of 10,000 hogs per day. This expansion project is currently scheduled for completion in the Spring of 2007.
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
      The North Carolina production operation has a 76,000-sow herd which produces approximately 1.4 million hogs per year. Most of the production operations in North Carolina are conducted on farms that are not owned by us, however, the hogs are owned by us. Our North Carolina production operations are supported by one owned feedmill with an annual capacity of 380,000 tons per year and through an arrangement with a large feedmill operator for the rest of our feed requirements.
Headquarters
      Our corporate office is located in Kansas City, Missouri, and consists of approximately 18,000 square feet of leased space. This lease has an initial term expiring in July 2013.
      Substantially all of our assets are subject to liens under our credit agreement.

Item 3.	Legal Proceedings
      Two suits based on the law of nuisance were filed against ContiGroup and us during the second quarter of fiscal year 2003 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and Michael Adwell, et al. vs. PSF, et al.). Two other suits based on the law of nuisance were filed in March of 2004 by the same attorneys (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF,

et al.). Two additional suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al., and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lead lawyer that represents Hanes filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. The plaintiffs allege that odors from these farms interfered with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We believe we have good defenses to these actions and intend to vigorously defend these suits.
      In May 2004, the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit against ContiGroup and us (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and have quiet enjoyment of their respective properties and are seeking unspecified damages. We believe we have good defenses to this action and intend to vigorously defend this suit.
      In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of the proceedings currently pending should, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been traded on the NASDAQ National Market under the symbol “PORK” since our initial public offering on June 13, 2005. The following table sets forth the range of high and low sale prices of our common stock as reported on the NASDAQ National Market for our quarterly periods indicated:

	High	Low

Fiscal Year Ended March 25, 2006:
First quarter (from June 13, 2005)	$14.10	$12.50
Second quarter	15.65	12.66
Third quarter	18.54	14.30
Fourth quarter	19.47	13.25
      As of May 15, 2006, we had approximately 95 record holders of our common stock.
      We paid dividends of $.06 per share in each of the second, third and fourth quarters of fiscal 2006. On March 10, 2006, our board of directors declared a dividend of $.06 per share payable on April 24, 2006, to holders of our common stock of record on March 24, 2006. The payment of future dividends will depend on our earnings, cash needs, terms of debt agreements and other factors our board of directors deems relevant from time to time. Our bank credit agreement limits the amount of cash dividends we may pay in any given fiscal year to $15 million.

Equity Compensation Plan Information
      The table below provides information, as of March 25, 2006, regarding our equity compensation plans:

	A		B	C

				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted Average	Under Equity
	Exercise of		Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Those
Plan Category	Warrants and Rights		Warrants and Rights	in Column A)

Equity compensation plans approved by security holders	197,828		$12.50	1,909,687	(1)
Equity compensation plans not approved by security holders	82,857	(2)	$11.49	—

Total	280,685			1,909,687

(1)	Represents shares of common stock available for future issuance under our 2005 Long Term Incentive Plan (the “2005 Plan”). The shares available under the 2005 Plan may be used for awards in the form of stock options, stock appreciation rights, restricted stock, performance units and performance share awards.

(2)	Represents options to purchase shares of our common stock that are outstanding under our 1999 Equity Incentive Plan. No further grants may be made under this plan.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical consolidated financial information and other data for the periods presented. The consolidated financial information presented was derived from our audited consolidated financial statements, excluding non-financial “Other Data.” This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

	Fiscal Year Ended(1)

	March 30,	March 29,	March 27,	March 26,	March 25,
	2002	2003	2004	2005	2006

Statement of Operations Data:
Net sales	$674,946	$608,414	$730,737	$927,571	$919,540
Cost of goods sold	589,183	631,870	696,751	774,512	785,724

Gross Profit	85,763	(23,456)	33,986	153,059	133,816
Selling, general and administrative expenses	21,551	18,267	17,397	26,068	26,674
Loss on early extinguishment of debt	2,192	—	—	—	21,707
Other (income) expense, net	(558)	(2,293)	(597)	(826)	(839)

Operating income (loss)	62,578	(39,430)	17,186	127,817	86,274
Interest expense, net	20,404	23,745	24,700	20,155	8,900
Income tax expense (benefit)	16,809	(24,575)	(2,923)	40,004	24,264

Net income (loss)	$25,365	$(38,600)	$(4,591)	$67,658	$53,110

Earnings (loss) per share(2):
Basic	$0.82	$(1.25)	$(0.15)	$2.19	$1.71
Diluted	0.82	(1.25)	(0.15)	2.18	1.70
Shares used to calculate earning (loss) per share(3):
Basic	30,928,593	30,928,593	30,928,593	30,928,593	31,038,044
Diluted	30,952,196	30,928,593	30,928,593	31,088,489	31,324,679
Cash dividends declared per share:	$—	$—	$—	$—	$0.24
Balance Sheet Data (At Period End):
Working capital	$120,097	$139,523	$164,750	$159,962	$175,181
Total assets	806,268	777,780	758,832	736,966	728,851
Total long-term debt and capital leases (including current portion)	271,411	303,902	285,902	176,088	128,352
Shareholders’ equity	383,567	344,295	340,012	407,724	460,720
Other Data:
Capital expenditures (including accrued capital expenditures)	$96,232	$35,505	$41,884	$44,298	$49,078
Pounds of pork sales (millions)	675.02	737.95	786.22	844.24	869.50
Total hogs processed (millions)	3.66	4.07	4.28	4.46	4.59

(1)	Our fiscal year is the 52 or 53-week period ending on the last Saturday in March. Each of fiscal years 2002 through 2006 consisted of 52 weeks.

(2)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.

(3)	On May 6, 2005, the board of directors declared a 145-for-1 stock split in the form of a stock dividend on account of its common stock. This stock dividend has been retroactively applied to the shares outstanding for each year shown.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      For the fiscal year ended March 25, 2006, our business generated total net sales of approximately $919.5 million and net income of approximately $53.1 million. Net income for the year includes a pre-tax charge of approximately $21.7 million in connection with a debt tender premium and a corresponding write-off of unamortized deferred financing costs in connection with the repurchase of $173.0 million of our 9 1/4 % senior notes due 2011. We expect that pork prices and lean hog prices will be lower in fiscal year 2007 than the levels experienced in fiscal years 2005 and 2006. Consequently, we believe that our net sales and net income for fiscal year 2007 will be substantially lower than in fiscal years 2005 and 2006.
      We operate in two business segments — pork processing and hog production. The costs of pork processors are highly dependent on the cost of hogs, and net sales are determined in large part by the prices they receive (cut-out prices) for pork products. Conversely, cost of goods sold from hog production is determined in large part by the costs of feed, primarily corn and soybean meal, and net sales from hog production are highly dependent on the prices the producer receives for hogs. Sales of hogs from our production segment are transferred to our processing segment at daily market prices. High feed prices can negatively impact production results since these increases can raise the costs to the producer. Given the volatility of prices of these commodities, the results of both our segments can vary substantially.
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
Pork and Hog Prices (March 2003-March 2006)

(1)	Average monthly price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(2)	Average monthly price based on the 185# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA.
Corn $/Bushel (March 2003-March 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (March 2003-March 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
      On March 31, 2006, the USDA issued its Hogs and Pigs Inventory Report that indicated a 1.4% increase in the breeding herd and current hog inventories approximately 0.6% greater than the previous year. Continued strong demand has kept hog prices at relatively high levels for the fiscal year ended March 25, 2006. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future.
      Effective in January, 2006 the USDA began reporting a new pork cutout, which replaces the previous composite pork cutout. The USDA has provided back data which shows that, on average, the new cutout calculation will be valued approximately $2 per cwt above the previous cutout.
      On May 12, 2006, the USDA issued the first crop production report for the year, showing an increase in soybean production and a decrease in corn production. The increase in soybean production is expected to result in record carryout and ample supplies, while the decrease in corn production combined with the increase in demand for corn is expected to result in tighter supplies. Prices of corn and soybeans, the primary ingredients in our feed rations, may fluctuate in the near term primarily relating to weather conditions, storage capabilities, and concerns over soybean rust.
Components of Revenue and Expenses

Net Sales
      Our net sales are generated from the sale of pork products to retailers, wholesalers, foodservice suppliers, further processors, export buyers, and to a lesser extent the sale of hogs to other pork processors. Sales of hogs from our production segment are transferred to our processing segment at daily market prices. In fiscal year 2006, sales of pork products accounted for approximately 89% of our net sales, with the remaining 11% coming from sales of hogs to outside processors.
      Pork product sales are of primal cuts, such as hams, loins, bellies, butts, picnics and ribs, and to a lesser extent cooked pork, further processed pork and pork by-products. Primal cuts are also converted further into boneless items or, in our North Carolina operations, further processed into items such as smoked hams, sliced bacon and microwave cooked bacon. Our processing revenues are primarily driven by the operating rate of our facilities and the value that we extract from the hogs that we process. For our fiscal years ended March 27, 2004, March 26, 2005 and March 25, 2006, we processed 4.3 million, 4.5 million and 4.6 million hogs, respectively. Our Missouri processing plant is currently capable of processing 7,400 hogs per day and our North Carolina processing plant is currently capable of processing up to approximately 10,000 hogs per day, depending on seasonality. The value that we extract from hogs processed is primarily driven by pork prices, processing yields and to a lesser extent, by product mix, as premium products, boneless and further processed products generate higher prices and operating margins.
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

Cost of Goods Sold
      Our cost of goods sold is driven primarily by several key factors. For our pork processing operations, the main costs (excluding hogs) are labor, packaging, utilities, depreciation, facility and freight expenses. Given the high fixed costs required to build, maintain and operate a processing plant, unit costs are impacted by processing volumes. The costs associated with our North Carolina pork processing facility reflect the fact that approximately one-quarter of the hogs processed at this facility are purchased at market prices from independent local farmers under long-term supply contracts.
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

Other income (expense)
      Other income (expense) primarily includes income (expense) from our 50% ownership interest in L&H Farms, a hog production facility in North Carolina, Oldham’s LLC, a sow processing facility in Kansas, and Crystal Peak Technologies, LLC, an animal waste technology company. It also includes the minority interest of a partner in our majority-owned subsidiary, L&S Farms, a hog production facility in North Carolina. In April 2006, we entered into agreements to sell our interests in L&S Farms and Oldham’s, LLC.

The aggregate gain from the sales of these interests is not expected to be material to our financial statements. For additional information on our joint ventures, see Notes 7 and 14 to our audited consolidated financial statements in this report on Form 10-K.

Interest expense, net
      Interest expense, net consists of (i) interest expense (primarily on our bank indebtedness), including any amortization of deferred financing costs, less (ii) interest income.
Results of Operations

Fiscal Year Ended March 25, 2006 Compared to the Fiscal Year Ended March 26, 2005
      The following table presents selected historical financial information for our processing and production segments for the fiscal years ended March 26, 2005 and March 25, 2006. The columns under year-to-year change show the dollar and percentage change from the respective fiscal years ended March 26, 2005 and March 25, 2006. Intersegment sales are based on daily market prices.

	Fiscal Year Ended		Year-to-Year Change

	March 26,	March 25,		Percentage
	2005	2006	2005 to 2006	Change(1)

	(In millions, except percentages)
Net Sales
Processing	$850.8	$817.1	$(33.7)	(4.0)%
Production	628.9	607.1	(21.8)	(3.5)%
Intersegment	(552.1)	(504.7)	47.4	8.6%

Total Net Sales	$927.6	$919.5	$(8.1)	(0.9)%

Gross Profit
Processing	$29.8	$18.3	$(11.5)	(38.6)%
Production	123.3	115.5	(7.8)	(6.3)%

Total Gross Profit	$153.1	$133.8	$(19.3)	(12.6)%

Operating Income (loss)
Processing	$24.7	$13.2	$(11.5)	(46.6)%
Production	123.4	115.5	(7.9)	(6.4)%

	148.1	128.7	(19.4)	(13.1)%
Corporate	(20.3)	(20.7)	(0.4)	(2.0)%
Loss on early extinguishment of debt	—	(21.7)	(21.7)	NM

Total Operating Income	$127.8	$86.3	$(41.5)	(32.5)%

(1)	NM-not meaningful

Consolidated
      Net Sales. Net sales decreased by $8.1 million, or 0.9%, to $919.5 million in fiscal year 2006 from $927.6 million in fiscal year 2005. The decrease was attributed to a decline in prices of $76.1 million, partially offset by an increase in volume of $37.8 million combined with a $30.2 million improvement in results related to lean hog futures contracts. Overall, live hog and wholesale pork prices declined compared to the prior fiscal year with slightly higher supplies of pork industry wide. Domestic demand for pork has dampened somewhat, while export demand remains strong due to several factors including BSE and avian influenza which affect competing proteins. See “Segment Analysis” below for comments on changes in sales by business segment.

      Gross Profit. Gross profit decreased by $19.3 million, or 12.6%, to $133.8 million in the fiscal year 2006 from $153.1 million in fiscal year 2005. As a percentage of net sales, gross profit decreased to 14.6% in fiscal year 2006 from 16.5% in fiscal year 2005. The current year gross profit decrease is primarily the result of lower hog and wholesale pork prices as mentioned above, partially offset by a 2.5% decrease in costs to produce our products during fiscal year 2006 compared to fiscal year 2005.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 2.3%, to $26.7 million in fiscal year 2006 from $26.1 million in fiscal year 2005. Selling, general and administrative expenses as a percentage of net sales were 2.9% in fiscal year 2006 compared to 2.8% in fiscal year 2005. The increase is attributable to expenses incurred for the initial public offering and debt tender completed during the first quarter of fiscal year 2006, increases in compensation and incentive bonuses, and expenses related to being a public company, particularly the cost of compliance with Sarbanes Oxley for dedicated internal and external resources being utilized.
      Operating Income. Operating income decreased by $41.5 million, or 32.5%, to $86.3 million in fiscal year 2006 from $127.8 million in fiscal year 2005. The decrease is attributable to a charge of $21.7 million relating to the debt tender premium of $17.8 million and corresponding write-off of unamortized deferred financing costs of $3.9 million, combined with the factors mentioned above.
      Interest Expense, net. Interest expense, net, decreased by $11.3 million, or 55.9%, to $8.9 million in fiscal year 2006 from $20.2 million in fiscal year 2005. The decrease is attributed to less average total debt outstanding during fiscal year 2006 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See “Liquidity and Capital Resources” below for more information.
      Income Tax Expense (Benefit). Our effective tax rate was 31.4% in fiscal year 2006 and 37.2% in fiscal year 2005. The decrease was primarily the result of changes in estimates relating to state income taxes (primarily associated with the mergers discussed in Note 1 of our consolidated financial statements) and estimated deductions attributable to qualified domestic production activities provided by the American Jobs Creation Act of 2004. For our fiscal year 2007, we expect our effective tax rate to be approximately 36.0%.

Segment Analysis

Pork Processing
      Net Sales. Net sales decreased $33.7 million, or 4.0%, to $817.1 million in fiscal year 2006 from $850.8 million in fiscal year 2005. The decrease resulted from a 6.6% decline in pork product sales prices, partially offset by a 2.9% increase in volume processed compared to last year. Export sales increased 21% primarily representing increased sales to Japan and Mexico. The increase in volume was primarily attributable to increased capacity utilization at the processing plants.
      Gross Profit. Gross profit decreased by $11.5 million, or 38.6%, to $18.3 million in fiscal year 2006 from $29.8 million in fiscal year 2005. While our cost to purchase market hogs decreased by 11.8%, our overall sales prices declined 6.6%, and other processing costs (primarily labor, packaging, utilities, and freight), increased $31.7 million, or 13.6% on a per head basis compared to the same period in the prior year. The increase in labor is related to increases in employees added for value added product lines, as well as overall increases in benefits, overtime pay, and bonus accruals for increased Saturdays worked. The increase in packaging, utilities, and freight is primarily attributable to increases in fuel prices and product volumes shipped.
      Operating Income. Operating income decreased by $11.5 million, or 46.6%, to $13.2 million in fiscal year 2006 from $24.7 million in fiscal year 2005. The decrease was attributed to the factors mentioned above.

Hog Production
      Net Sales. Net sales decreased by $21.8 million, or 3.5%, to $607.1 million in fiscal year 2006 from $628.9 million in fiscal year 2005. The decrease primarily resulted from a 12.1% decline in hog sales prices, partially offset by a 4.5% increase in volume attributable to increases in production across the segment. As mentioned above, there was a $30.2 million increase in net sales as a result of gains recorded for lean hog futures in fiscal year 2006 compared to losses recorded in the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Consolidated Statements of Operations and Comprehensive Income (Loss).
      Gross Profit. Gross profit decreased by $7.8 million to $115.5 million in fiscal year 2006 from $123.3 million in fiscal year 2005. The decrease was primarily the result of lower hog sales prices as mentioned above, partially offset by a 7.1% decrease in hog production costs on a per hundred weight basis compared to the prior year. The majority of the decrease in hog production cost was due to lower feed input costs compared to fiscal year 2005. Feed input costs were 46.7% of cost of goods sold in fiscal year 2006, compared to 50.7% for fiscal year 2005.
      Operating Income. Operating income decreased by $7.9 million to $115.5 million in fiscal year 2006 from $123.4 million in fiscal year 2005. The decrease is attributed to the factors mentioned above.

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

	Fiscal Year Ended		Year-to-Year Change

	March 27,	March 26,		Percentage
	2004	2005	2004 to 2005	Change(1)

	(In millions, except percentages)
Net Sales
Processing	$663.5	$850.8	$187.3	28.2%
Production	452.3	628.9	176.6	39.0%
Intersegment	(385.1)	(552.1)	(167.0)	(43.4)%

Total Net Sales	$730.7	$927.6	$196.9	26.9%

Gross Profit
Processing	$38.2	$29.8	$(8.4)	(22.0)%
Production	(4.2)	123.3	127.5	NM

Total Gross Profit	$34.0	$153.1	$119.1	350.3%

Operating Income (loss)
Processing	$34.7	$24.7	$(10.0)	(28.8)%
Production	(4.2)	123.4	127.6	NM
Corporate	(13.3)	(20.3)	(7.0)	(52.6)%

Total Operating Income	$17.2	$127.8	$110.6	643.0%

(1)	NM-not meaningful

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

	Fiscal Year 2005				Fiscal Year 2006

	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$212,136	$218,831	$246,759	$249,845	$245,307	$213,231	$242,899	$218,103
Gross profit	24,277	29,980	48,600	50,202	57,067	26,881	30,593	19,275
Net income	9,389	11,894	22,996	23,379	15,372	12,230	13,754	11,754
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
      Net cash flow provided by operating activities was $118.0 million, $149.9 million and $41.7 million for fiscal years 2006, 2005 and 2004, respectively. The decrease from fiscal year 2006 compared to fiscal year 2005 was primarily due to a decrease in net income, the use of our remaining net operating loss carryforwards in fiscal year 2005 to reduce cash tax payments compared to fiscal year 2006 and an increase in working capital requirements.

      Net cash flow used in investing activities was $31.0 million, $23.6 million and $23.5 million in fiscal years 2006, 2005 and 2004, respectively. In fiscal year 2006, net cash used in investing activities was spent as follows:

•	Approximately $10 million was spent for continuing improvements of our pork processing facilities;

•	Approximately $11 million was spent for continuing improvements of our hog production facilities, and investments to develop and implement new technologies for improved waste handling; and

•	The remainder was spent for purchases of breedstock.
      In fiscal year 2006, 2005 and 2004, we received proceeds from disposal of property, plant, equipment and breeding stock of $16.5 million, $20.7 million and $18.4 million, respectively. During fiscal years 2006, 2005 and 2004, disposal of property, plant, equipment and breeding stock consisted primarily of culled breeding stock. The decrease in proceeds is directly related to the decrease in hog sales prices which help determine the cull sow sale prices.
      Net cash flow used in financing activities was $71.5 million, $116.3 million and $18.2 million in fiscal years 2006, 2005 and 2004, respectively. During fiscal years 2006, 2005 and 2004, excess cash generated was used to pay down outstanding debt. During fiscal year 2006 we have paid $5.7 million in dividends to our shareholders.
      On May 9, 2005, we completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which we purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under our bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. The remaining $2.0 million of 9 1/4 % Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009.
      On June 24, 2005, we entered into a second amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility, including up to $15 million available for the issuance of letters of credit, and a $125.0 million term facility.
      The amount available under the revolving credit facility, which terminates on June 24, 2010, is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
      Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
      Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at March 25, 2006).

      Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
      The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of fiscal year 2006 and each quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) as of the end of fiscal year 2006 cannot be greater than 5.0-to-1.0 , and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At March 25, 2006, we were in compliance with all covenants under the credit agreement.
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
      Total indebtedness at March 25, 2006 was $128.4 million, as compared to $177.2 million at March 26, 2005. At March 25, 2006, we had no borrowings under our revolving credit facility, $13.4 million in letters of credit and $161.6 million available for borrowing under our revolving credit facility.
      Our board of directors has approved the expansion of our Milan, Missouri hog processing plant. Based on the results from a recently completed engineering and feasibility study, the improvements will increase processing levels to a capacity of 10,000 hogs per day versus the current capacity level of 7,400 hogs per day. The expansion project will increase our investment in the plant by approximately $24 million, of which the majority is expected to be incurred during our fiscal year 2007.
      In fiscal 2007, we expect to spend approximately $72 million on net capital expenditures as follows:

•	Approximately $49 million in upgrades and improvements in our processing operations;

•	Approximately $16 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $7 million in net breedstock purchases.
      We believe that available borrowings under our credit agreement and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for at least the next 12 months. Our ability to generate cash, however, is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit agreement in an amount sufficient to enable us to pay our existing indebtedness, or to fund our other liquidity needs.
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
Contractual Cash Obligations
      The following table represents a summary of our contractual cash obligations as of March 25, 2006.

	Payments Due by Period

			1-3	4-5	More Than
	Total	Current	Years	Years	5 Years

Contractual Cash Obligations
Credit agreement and senior notes	$127,000	$—	$7,500	$10,000	$109,500
Interest on credit agreement and senior notes(1)	55,609	6,935	13,617	12,588	22,469
Capital lease obligations (including interest)	1,521	924	589	8	—
Operating leases	20,198	5,708	8,982	4,239	1,269
Unconditional purchase obligations(2)	8,294	8,294	—	—	—

Total contractual cash obligations	$212,622	$21,861	$30,688	$26,835	$133,238

(1)	Computed based on scheduled maturities and current effective interest rates.

(2)	Represents forward grain purchase contracts.
      The following amounts are not included in above table:

Most of our hog production is raised in company-owned facilities. Some of the production, however, is raised under farrowing, nursery, or finishing contracts with individual farmers. In these relationships, we typically own the livestock and provide the necessary feed, genetics, and veterinary supplies, while the contract producer provides the land, facilities, labor, utilities, and other costs of production. These contracts vary from terms of less than one year to up to twelve years. Payments under these agreements are included in cost of goods sold. These payments represented approximately 12% of our hog production segment’s cost of goods sold for fiscal year 2006. All of these contracts are cancelable by us if the producer fails to perform in accordance with our performance standards.

At our North Carolina pork processing facility, we have contracts with producers to provide us with hogs for the amount we do not produce at our owned or contracted hog production facilities in order to meet our processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years we are contracted to purchase approximately 780,000 hogs under these contracts.

Under the 2004 Missouri Consent Decree with the Attorney General and the amended 2002 Federal Consent Decree with the United States Environmental Protection Agency (“EPA”) we are committed to install improved wastewater, air and odor technology at all of our finisher farms in northern Missouri by 2010. Included in this commitment is a fertilizer plant in northern Missouri that converts solid waste into useable commercial grade fertilizer. We currently estimate, based on known technology, that we may spend approximately $33 million to satisfy this commitment, of which $12.3 million had been spent as of March 25, 2006.
Critical Accounting Policies
      In preparing the consolidated financial statements in accordance with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results may differ from those estimates due to the complexity and subjectivity of those estimates. Management has identified the accounting policies it believes to be the most important as inventory valuation of livestock, estimates in accrued liabilities and stock-based compensation, accounting for derivative instruments, estimated useful lives of property, plant, equipment and breeding stock, and impairment of long-lived assets.
      Inventory valuation of livestock is calculated based on a standard cost model for each geographic hog production region. This model is based on the current year’s budgeted costs and inventory projections at each age and phase of the production cycle, adjusted to actual costs and reduced to the lower of actual cost or market monthly. Management believes our standard cost model for valuing livestock most accurately represents actual inventory costs.
      Estimates are used to help develop assumptions for determining liabilities such as self-insured workers’ compensation and health insurance, bonuses, and legal obligations, as well as developing assumptions for determining the fair value of stock-based compensation arrangements. These estimates are determined from a number of factors including the assistance of independent third party experts. Management is responsible for determining the assumptions used in the calculations. Actual costs may vary from estimates we make. Management believes the estimates are reasonable based on current information.
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
New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an Amendment of ARB No. 43 Chapter 4.” SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard in the first quarter of fiscal year 2006 and the adoption did not have a material impact on our financial statements as such costs have historically been expensed as incurred.
      In December 2004, FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and did not have a significant impact our financial statements.

      In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our financial statements.
      Effective September 25, 2005, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” using the modified prospective application transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to our incentive plans, to be based on fair values. SFAS 123(R) supersedes our previous accounting for these plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) for the periods beginning September 25, 2005. The adoption of SFAS 123(R) did not have a significant impact on our financial position or our results of operations. In fiscal year 2006, we recognized approximately $0.3 million in additional compensation expense associated with early adoption. Financial statements for prior interim periods and fiscal years do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective application transition method under SFAS 123(R).
Forward-Looking Statements
      This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “will” and similar expressions identify such forward-looking statements. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the following:

•	the impact of cyclicality in the pork industry;

•	the effect on results of operation of an inability to control feed costs;

•	the impact of changes in consumer preferences;

•	the consolidation of our retail, further processor and foodservice customers;

•	our history of operations include net losses in some periods;

•	our hedging activities;

•	competition in the hog production and pork processing industries;

•	our ability to manage relationships with large customers that comprise a significant percentage of our total revenues;

•	the effect of economic, political and regulatory risks associated with international operations;

•	our ability to maintain herd productivity and feed efficiency;

•	the outbreak of disease in our herds;

•	the impact of environmental laws and other legal requirements, including compliance costs and adverse outcomes of pending, threatened or future litigation;

•	the effect of North Carolina’s moratorium on expansion of hog operations;

•	the occurrence of unanticipated natural disasters;

•	the impact of product liability claims and product recalls;

•	the enactment of laws prohibiting meat packers from owning livestock;

•	the impact of corporate farming laws and foreign ownership restrictions, including changes to current laws or a finding of non compliance with existing laws;

•	our ability to cope with increased water, energy and freight costs or their unavailability;

•	our level of indebtedness;

•	our ability to maintain favorable labor relations with and retain our employees;

•	the loss of key members of our management;

•	the impact of future acquisitions on our business and financial condition; and

•	the ability of our majority shareholder to direct our business and affairs.
      Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Please review Item 1A “Risk Factors” for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in these archived materials may not be current and may be superceded by more recent information published by us.

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
      For the fiscal years ended March 25, 2006, and March 26, 2005 we recognized gains (losses) under SFAS 133 of $24.3 million and ($5.9) million, respectively, in net sales related to hog futures and gains (losses) of $2.0 million and ($3.3) million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of March 25, 2006, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, would be $11.0 million.
      The table below sets forth fair values of futures and options, and gross contract or notional amounts of forward contracts, in place as of March 25, 2006 (all amounts in thousands except wtd.-avg. price/unit):

	Contract	Volumes	Wtd.-Avg.	Fair
	Quantity	Units	Price/Unit	Value

Futures Contracts
Corn sales — short	325	bushels	$2.51	$(1)
Lean hog sales — short	161,000	pounds	0.70	3,279
Lean hog purchases — long	840	pounds	0.68	(15)
Wheat sales — short	75	bushels	3.99	(5)

	Contract	Volumes	Wtd.-Avg.	Notional
	Quantity	Units	Price/Unit	Amount

Forward Contracts
Corn	3,182	bushels	$2.25	$7,156
Meal	6	tons	175.47	1,138

      We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would currently have no impact on interest expense as we have no variable rate borrowings outstanding as of March 25, 2006 that have not been fixed through our interest rate swap agreement. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year ended March 25, 2006, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at March 25, 2006). The swap is accounted for as a cash flow hedge under SFAS 133. During the fiscal year ended March 25, 2006, we recognized a $2.7 million gain, net of tax, into Accumulated Other Comprehensive Income for the market value of the swap. At March 25, 2006, our term debt had a carrying value of $125.0 million and a fair value of $120.6 million based on the fair value of the swap.
      The 9 1/4 % Notes had a fair value of approximately $2.0 million as of March 25, 2006 based on inter-dealer prices, as compared to the book value of $2.0 million as of March 25, 2006.

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
      As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      The management of Premium Standard Farms, Inc. and its consolidated subsidiaries (PSF) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).
      Under the supervision and with the participation of management and its Internal Audit Department, PSF conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that PSF’s internal control over financial reporting was effective as of March 25, 2006.
      PSF’s independent registered public accounting firm, that audited the consolidated financial statements included in this report on form 10-K, has issued an audit report on management’s assessment of PSF’s internal control over financial reporting. Their report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Premium Standard Farms, Inc. and Subsidiaries
Kansas City, Missouri
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Premium Standard Farms, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 25, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 25, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 25, 2006, of the Company, and our report dated May 30, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
May 30, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of Registrant
      Except for the information required by this item with respect to our executive officers and the information provided below, the information required by this item is incorporated herein by reference to the 2006 Proxy Statement. Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”
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

Item 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Financial Statements and Schedules

(1) The following financial statements are filed as a part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 25, 2006 and March 26, 2005

Consolidated Statements of Operations and Comprehensive (Loss) Income for the three years ended March 25, 2006, March 26, 2005 and March 27, 2004

Consolidated Statements of Shareholders’ Equity for the three years ended March 25, 2006, March 26, 2005 and March 27, 2004

Consolidated Statements of Cash Flows for the three years ended March 25, 2006, March 26, 2005 and March 27, 2004

Notes to the Consolidated Financial Statements

(2) The following financial statement schedule is filed as a part of this Report on Form 10-K:
Schedule II
Valuation and Qualifying Accounts

	Balance at
	Beginning of	Charged to		Less:	Balance at End
Description	Year	Earnings	Other	Deduction	of Year

	(Dollars in thousands)
Allowance for Losses on Accounts Receivable:
2006	$832.3	$193.3	$—	$7.9	$1,017.7
2005	675.6	189.3	—	32.6	832.3
2004	540.3	146.2	—	10.9	675.6
      (b) Exhibits

The following documents are filed as a part of this Report on Form 10-K or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Articles of Merger of PSF Acquisition Corp. into The Lundy Packing Company, filed August 25, 2000 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

2.2	Certificate of Ownership and Merger Merging PSF Group Holdings, Inc. into Premium Standard Farms, Inc., filed May 2, 2005 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated May 2, 2005, Commission File No. 333-64180).

2.3	Certificate of Ownership and Merger Merging Premium Standard Farms of North Carolina, Inc. into Premium Standard Farms, Inc., filed May 9, 2005 (incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 26, 2005, Commission File No. 333-64180).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated June 13, 2005, Commission File No. 333-64180).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated June 13, 2005, Commission File No. 333-64180).

4.1	Indenture, dated as of June 7, 2001, among Premium Standard Farms, Inc., PSF Group Holdings, Inc., The Lundy Packing Company, Lundy International, Inc., Premium Standard Farms of North Carolina, Inc., and Wilmington Trust Company (incorporated by reference to Exhibit 4.1(a) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

4.2	Specimen certificate of 9 1/4 % Senior Notes due 2011 (incorporated by reference to Exhibit 4.1(b) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

4.3	First Supplemental Indenture dated as of March 31, 2002 (incorporated by reference to Exhibit 4.1(c) of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2002, Commission File No. 333-64180).

4.4	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

4.5	Second Amended and Restated Loan and Security Agreement, dated June 24, 2005, by and between Premium Standard Farms, Inc., Lundy International, Inc., LPC Transport, Inc. and U.S. Bank National Association, as a Lender and as the Agent, and the Lenders parties thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 24, 2005, Commission File No. 000-51347).

Exhibit
Number		Description of Exhibit

4.6		Warrant Agreement between PSF Holdings, L.L.C. and Fleet National Bank, dated September 17, 1996 (incorporated by reference to Exhibit 4.1 of PSF Holdings, L.L.C.’s Registration Statement on Form S-1 filed on April 30, 1997, Commission File No. 333-26239).

4.7		Amendment to Warrant Agreement, dated as of May 6, 2005, by and between Premium Standard Farms, Inc. as successor in interest to PSF Group Holdings, Inc., as successor in interest to PSF Holdings, L.L.C., Morgan Stanley & Co. Incorporated and Metalmark Capital LLC (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

4.8		Specimen Stock Certificate (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

10	.1*	PSF Group Holdings, Inc. 1999 Equity Incentive Plan, dated December 1, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10	.2*	First Amendment to the PSF Group Holdings, Inc. 1999 Equity Incentive Plan, dated November 11, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 11, 2005, Commission File No. 000-51347).

10	.3*	Premium Standard Farms, Inc. Long-Term Incentive Plan, effective April 1, 2003 (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 27, 2004, Commission File No. 333-64180).

10	.4*	Premium Standard Farms, Inc. Long-Term Incentive Plan, effective April 1, 2004 (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10	.6*	Premium Standard Farms, Inc. Executive Level Severance Plan, effective February 1, 2003 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10	.7*	Premium Standard Farms, Inc. Vice President Level Severance Plan, effective February 1, 2003 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10	.8*	Premium Standard Farms, Inc. Special Executive Retirement Plan, dated October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10	.9*	Premium Standard Farms, Inc. Deferred Compensation Plan, dated December 29, 2000 (incorporated by reference to Exhibit 10.6(a) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10	.10*	Amendment No. 1 to the Deferred Compensation Plan, dated June 8, 2001 (incorporated by reference to Exhibit 10.6(b) of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10	.11*	Premium Standard Farms, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

10	.12*	Form of Restricted Stock Award Agreement under the Premium Standard Farms, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2005, Commission File No. 000-51347).

10	.13*	Form of Nonqualified Stock Option Agreement under the Premium Standard Farms, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2005, Commission File No. 000-51347).

10	.14*	Employment Agreement between Premium Standard Farms, Inc. and John M. Meyer (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

Exhibit
Number		Description of Exhibit

10	.15*	Employment Agreement between Premium Standard Farms, Inc. and Robert W. Manly (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

10	.16*	Employment Agreement between Premium Standard Farms, Inc. and Stephen A. Lightstone (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-123260).

10.17		Services Agreement, dated October, 1998, by and between Premium Standard Farms, Inc. and Continental Grain Company (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.19		Market Hog Contract Grower Agreement, dated May 3, 1998, by and between Continental Grain Company and CGC Asset Acquisition Corp. (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-4 filed on June 29, 2001, Commission File No. 333-64180).

10.20		State of Missouri Consent Decree with Premium Standard Farms, Inc. and ContiGroup Companies, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended March 27, 2004, Commission File No. 333-64180).

10	.21*	Employment Severance Agreement, dated as of November 17, 2003, between Premium Standard Farms and Richard Morris (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

10	.22*	Letter Agreement dated November 7, 2003, between Premium Standard Farms, Inc. and Richard Morris ((incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed on March 11, 2005, Commission File No. 333-123260).

14.1		Premium Standard Farms Code of Professional Ethics for employees of Premium Standard Farms (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 26, 2005, Commission File No. 333-64180).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP

24.1		Powers of Attorney (see signature page).

31.1		Certification of John M. Meyer, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).

31.2		Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

32.1		Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM STANDARD FARMS, INC.

/s/ John M. Meyer

John M. Meyer,
Chief Executive Officer
(Principal Executive Officer)
Date May 31, 2006
      Each individual whose signature appears below hereby designates and appoints John M. Meyer, Stephen A. Lightstone and Gerard J. Schulte, and each of them, for him or her and in his or her name, place and stead, in any and all capacities, to file on behalf of Premium Standard Farms, Inc., a Delaware corporation (the “Company”), the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (the “Annual Report”), with the Securities and Exchange Commission (the “Commission”), to sign any and all subsequent amendments to the Annual Report (the “Amendments”), to file any and all such Amendments with the Commission, with all exhibits to the Annual Report and such Amendments, together with any and all other documents in connection therewith, and to appear before the Commission in connection with any matter relating to such Annual Report and such Amendments, hereby granting to the attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John M. Meyer John M. Meyer	Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2006

/s/ Stephen A. Lightstone Stephen A. Lightstone	Chief Financial Officer (Principal Financial Officer)	May 31, 2006

/s/ Michael J. Zimmerman Michael J. Zimmerman	Director	May 31, 2006

/s/ Ronald E. Justice Ronald E. Justice	Director	May 31, 2006

/s/ Robert S. Kopriva Robert S. Kopriva	Director	May 31, 2006

/s/ Vart K. Adjemian Vart K. Adjemian	Director	May 31, 2006

Signature	Title	Date

/s/ Maurice L. McGill Maurice L. McGill	Director	May 31, 2006

/s/ Paul J. Fribourg Paul J. Fribourg	Director	May 31, 2006

/s/ William R. Patterson William R. Patterson	Director	May 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Premium Standard Farms, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Premium Standard Farms, Inc. and Subsidiaries
Kansas City, Missouri
      We have audited the accompanying consolidated balance sheets of Premium Standard Farms, Inc. and Subsidiaries (the “Company”) as of March 25, 2006 and March 26, 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2006. Our audits also included the financial statement schedule, listed in the Table of Contents at Item 15(a) 2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2006 and March 26, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 25, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 25, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
May 30, 2006

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 26,	March 25,
	2005	2006

	(In thousands, except
	share and per share
	information)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,054	$25,512
Accounts receivable, less allowance of $832 and $1,018 in 2005 and 2006, respectively	33,871	28,761
Inventories	165,363	167,030
Deferred income taxes	8,116	8,175
Prepaid expenses and other	5,270	4,990

Total current assets	222,674	234,468
PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	101,469	102,501
Buildings	296,569	298,292
Machinery and equipment	284,554	297,970
Breeding stock	39,570	44,868
Construction in progress	12,193	10,008

	734,355	753,639
Less-Accumulated depreciation	307,979	348,643

Total property, plant, equipment and breeding stock	426,376	404,996
GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	4,542	2,137
Other	7,376	11,252

Total other long-term assets	11,918	13,389

Total assets	$736,966	$728,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,133	$9,044
Accrued expenses	49,913	43,313
Dividends payable	—	911
Due to related party (including dividends payable of $986 in 2006)	29	1,008
Income tax payable	975	3,204
Accrued interest	4,861	997
Current maturities of long-term debt and capital leases	801	810

Total current liabilities	62,712	59,287
LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	175,287	127,542
Other long-term liabilities	8,151	6,327
Deferred income taxes	83,092	74,975

Total long-term liabilities	266,530	208,844

Total liabilities	329,242	268,131
COMMITMENTS AND CONTINGENCIES:
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,928,593 and 31,620,039 shares issued and outstanding	309	316
Additional paid-in capital	373,401	378,083
Accumulated other comprehensive income, net of tax	—	2,748
Retained earnings	34,014	79,573

Total shareholders’ equity	407,724	460,720

Total liabilities and shareholders’ equity	$736,966	$728,851

The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended

	March, 27,	March, 26,	March, 25,
	2004	2005	2006

	(In thousands, except share and per share
	information)
NET SALES	$730,737	$927,571	$919,540
COST OF GOODS SOLD	696,751	774,512	785,724

Gross profit	33,986	153,059	133,816
OPERATING EXPENSES:
Selling, general and administrative expenses	17,397	26,068	26,674
Loss on early extinguishment of debt	—	—	21,707
Other income, net	(597)	(826)	(839)

Total operating expenses	16,800	25,242	47,542

Operating income	17,186	127,817	86,274
INTEREST (EXPENSE) INCOME:
Interest expense	(24,822)	(20,314)	(9,421)
Interest income	122	159	521

Interest expense, net	(24,700)	(20,155)	(8,900)

Income (loss) before income taxes	(7,514)	107,662	77,374
INCOME TAX (EXPENSE) BENEFIT
Current tax provision	(212)	(24,845)	(34,138)
Deferred tax provision	3,135	(15,159)	9,874

Income tax (expense) benefit	2,923	(40,004)	(24,264)

NET INCOME (LOSS)	$(4,591)	$67,658	$53,110

Unrealized gain on interest rate swap, net of tax	293	54	2,748

COMPREHENSIVE INCOME (LOSS)	$(4,298)	$67,712	$55,858

EARNINGS (LOSS) PER SHARE:
Basic	$(0.15)	$2.19	$1.71
Diluted	$(0.15)	$2.18	$1.70
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	30,928,593	30,928,593	31,038,044
Diluted	30,928,593	31,088,489	31,324,679
DIVIDENDS DECLARED PER SHARE	$—	$—	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
		Additional	Comprehensive	Retained
	Common	Paid-In	Income	Earnings
	Stock	Capital	(Loss)	(Deficit)	Total

	(In thousands, except share information)
BALANCE, March 29, 2003	$309	$373,386	$(347)	$(29,053)	$344,295
Net loss	—	—	—	(4,591)	(4,591)
Unrealized gain on interest rate swap, net of tax	—	—	293	—	293
Other	—	15	—	—	15

BALANCE, March 27, 2004	$309	$373,401	$(54)	$(33,644)	$340,012
Net income	—	—	—	67,658	67,658
Unrealized gain on interest rate swap, net of tax	—	—	54	—	54

BALANCE, March 26, 2005	$309	$373,401	$—	$34,014	$407,724
Net income	—	—	—	53,110	53,110
Common stock issued	3	(3)	—	—	—
Dividends declared on common stock, $0.24 per share	—	—	—	(7,551)	(7,551)
Conversion of incentive plan to restricted stock	4	1,824	—	—	1,828
Stock-based compensation expense	—	1,171	—	—	1,171
Stock option income tax benefits	—	1,690	—	—	1,690
Unrealized gain on interest rate swap, net of tax	—	—	2,748	—	2,748

BALANCE, March 25, 2006	$316	$378,083	$2,748	$79,573	$460,720

The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	March 27,	March 26,	March 25,
	2004	2005	2006

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(4,591)	$67,658	$53,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	61,306	60,645	60,925
Stock-based compensation	—	—	1,171
Amortization of deferred financing costs	1,752	1,042	484
Premium on early extinguishment of debt	—	—	17,762
Write-off of deferred financing costs	—	—	3,945
Deferred income taxes	(2,948)	15,194	(9,874)
Excess tax benefits from share-based payment arrangements	—	—	(1,690)
Net gain on sale of property, plant, equipment and breeding stock	(4,651)	(8,640)	(7,011)
Changes in operating assets and liabilities, net-Accounts receivable	(6,548)	(5,415)	5,110
Inventories	(9,417)	2,455	(1,667)
Prepaid expenses and other assets	3,320	(1,077)	2,541
Accounts payable, accrued expenses and other liabilities	3,448	18,072	(6,846)

Net cash provided by operating activities	41,671	149,934	117,960

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(41,884)	(44,298)	(47,559)
Proceeds from disposal of property, plant, equipment and breeding stock	18,378	20,730	16,542

Net cash used in investing activities	(23,506)	(23,568)	(31,017)

FINANCING ACTIVITIES:
Checks issued against future deposits	(14)	(5,115)	—
Excess tax benefits from share-based payment arrangements	—	—	1,690
Dividends paid	—	—	(5,654)
Payments on revolving debt, net	(4,799)	(102,500)	—
Proceeds from term loan	—	—	125,000
Payments for deferred financing costs	(50)	(1,272)	(953)
Premium on early extinguishment of debt	—	—	(17,762)
Repayments on long-term debt	(13,302)	(7,425)	(173,806)

Net cash used in financing activities	(18,165)	(116,312)	(71,485)

Net increase in cash and cash equivalents	—	10,054	15,458
CASH AND CASH EQUIVALENTS, beginning of period	—	—	10,054

CASH AND CASH EQUIVALENTS, end of period	$—	$10,054	$25,512

SUPPLEMENTAL DISCLOSURES:
Interest paid	$23,014	$20,571	$12,979
Income tax paid (received)	(4,350)	23,028	30,411
Noncash operating activities-
Fair value of interest rate swap	479	88	4,446
Noncash investing activities
Current liabilities related to purchases of property, plant, equipment and breeding stock	—	—	1,519
Noncash financing activities-
Dividend payable	—	—	1,897
Conversion of incentive plan to restricted stock	—	—	1,828
The accompanying notes are an integral part of these consolidated financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Nature of operations
      On May 2, 2005, the former parent, PSF Group Holdings, merged with and into its wholly owned subsidiary Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation. In connection with the merger, the Company adopted PSF Group Holdings’ Certificate of Incorporation (the “Certificate”).
      On May 10, 2005, Premium Standard Farms of North Carolina, Inc., a wholly owned subsidiary, merged with and into Premium Standard Farms, Inc., with Premium Standard Farms, Inc. being the surviving corporation.
      Premium Standard Farms, Inc. (“PSF”) is a Delaware company formed in 1996 and is currently 52.0% owned by ContiGroup Companies, Inc. (“ContiGroup”). PSF and its subsidiaries, collectively referred to as the Company, are an integrated business engaged principally in the business of hog production and pork processing and selling to domestic and international markets.

Fiscal year
      The Company’s fiscal year is the 52 or 53-week period which ends on the last Saturday in March. The accompanying consolidated statements of operations and comprehensive income (loss), statements of shareholders’ equity and cash flows include activity from the period of March 29, 2003, through March 27, 2004 (52 weeks), the period of March 28, 2004, through March 26, 2005 (52 weeks), and the period of March 27, 2005, through March 25, 2006 (52 weeks).

Principles of consolidation
      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company has ownership of 20 percent to 50 percent and has the ability to exercise significant influence are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition
      Revenues from product sales are recorded when title to the goods and risks of ownership has transferred to the customer upon shipment. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

Cash and cash equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	March 26,	March 25,
	2005	2006

Hogs	$147,080	$147,391
Processed pork products	13,458	13,348
Packaging and supplies	1,755	2,248
Grain, feed additives and other	3,070	4,043

	$165,363	$167,030

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
      Depreciation and amortization expense relating to the Company’s property, plant, equipment and breeding stock amounted to $61,306,000, $60,645,000 and $60,925,000 for fiscal years ended March 27, 2004, March 26, 2005, and March 25, 2006, respectively.
      Capitalized interest relating to the Company’s additions of property, plant, equipment and breeding stock amounted to $147,000, $295,000 and $363,000 for fiscal years ended March 27, 2004, March 26, 2005 and March 25, 2006, respectively. These amounts were capitalized with the related project in property, plant, equipment and breeding stock on the consolidated balance sheets.

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

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currently are utilized in the areas of forward grain sales and hog production margin management. The Company’s currently held commodity contracts do not qualify as hedges for financial reporting purposes. These instruments are marked to market and included in revenue or cost of goods sold in the consolidated statements of operations and comprehensive income (loss).
      The Company held an interest rate swap agreement, which matured on September 30, 2004, in order to effectively convert the base interest rate on a prior bank term note from variable to a fixed rate. The swap had been designated as a cash flow hedge and qualified for hedge accounting with the changes in fair value recorded in other comprehensive income. During the fiscal year ended March 25, 2006, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on a new bank term note from variable to a fixed rate. The swap has been designated as a cash flow hedge and qualifies for hedge accounting with the changes in fair value recorded in other comprehensive income. See “Derivative instruments and hedging activities” below.

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

Income taxes
      The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on the difference between financial reporting and income tax basis of assets and liabilities using the enacted tax rates. The deferred income tax provision or benefit is based on changes in the asset or liability from period to period.

Fair value of financial instruments
      The fair value of long-term debt and capital lease obligations is determined using quoted market prices from interdealers and the fair value of the interest rate swap. At March 26, 2005, and March 25, 2006, the fair value of the Company’s debt was $192,908,000 and $123,906,000, respectively, with a carrying value of $177,158,000 and $128,352,000, respectively.
      Accounts receivable, accounts payable and cash equivalents are carried at historical cost, which approximates fair value.

Goodwill
      The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the fiscal years ended March 27, 2004, March 26, 2005 and March 25, 2006.

Deferred financing costs
      Costs associated with debt issuance and amendments of debt facilities are capitalized and amortized using the interest method over the related debt facility life. Accumulated amortization on deferred financing costs at March 26, 2005 and March 25, 2006 was $2,280,000 and $878,000, respectively.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the fiscal years ended March 27, 2004, March 26, 2005, and March 25, 2006, gains (losses) marked to market on commodity contracts recognized in revenue for lean hog futures were $5,344,000, ($5,909,000), and $24,274,000, respectively. Gains (losses) recognized in cost of goods sold relating to the hedging of feed components were $6,067,000, ($3,305,000), and $2,005,000, respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of $2,175,000 and $3,257,000 in Prepaid Expenses and Other in the consolidated balance sheets at March 26, 2005 and March 25, 2006, respectively.
      During the fiscal year ended March 30, 2002, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on a prior bank term note from variable to a fixed rate. The interest rate swap matured on September 30, 2004. The Company had designated the interest rate swap as a cash flow hedge and had recorded ($88,000) in the consolidated balance sheets relating to the fair value of the swap for fiscal year ended March 27, 2004. For the fiscal year ended March 27, 2004, the Company increased accumulated other comprehensive income by $293,000, net of $186,000 in deferred taxes, and for the fiscal year ended March 26, 2005, the Company increased accumulated other comprehensive income by $54,000, net of $34,000 in deferred taxes.
      During the fiscal year ended March 25, 2006, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on a new bank term note from variable to a fixed rate. The interest rate swap matures on May 9, 2015. The Company has designated the interest rate swap as a cash flow hedge and has recorded $4,446,000 in the consolidated balance sheets relating to the fair value of the swap for fiscal year ended March 25, 2006. For the fiscal year ended March 25, 2006, the Company increased accumulated other comprehensive income by $2,748,000, net of $1,698,000 in deferred taxes.

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
      Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment”, using the modified prospective application transition

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS 123(R) supersedes the Company’s previous accounting for these plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) for the periods beginning September 25, 2005. The adoption of SFAS 123(R) did not have a significant impact on our financial position or our results of operations. In fiscal year 2006, the Company recognized approximately $0.3 million in additional compensation expense associated with early adoption. Financial statements for prior interim periods and fiscal years do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective application transition method under SFAS 123(R).
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company used the Black-Scholes model to determine the fair value of employee stock options granted. The Black-Scholes model calculation of fair value is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors, the risk free rate, and the estimated dividend yield. The Company uses the underlying share price as the fair value for restricted stock grants issued. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the for the period subsequent to the September 25, 2005 adoption date is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to the third quarter of fiscal year 2006, the Company reported the impact of forfeitures as they occurred.
      The Company’s net income for the fiscal year ended March 25, 2006 includes $1,171,000 of compensation costs in Selling, general and administrative expenses and $447,000 of deferred tax benefits related to our stock-based compensation arrangements. For the fiscal year ending March 27, 2004, the Company recorded compensation expense of $15,000 in accordance with APB 25. There were no stock-based compensation costs recognized or stock-based grants awarded in the fiscal year ending March 26, 2005.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to adopting SFAS 123(R) the Company accounted for stock compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized for stock options because the exercise price equaled the fair market value of the underlying stock at the date of grant. For restricted stock grants the Company recognized expense over the vesting period using the straight-line multiple award approach and will apply that approach to all future awards. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS 123(in thousands, except for per share amounts).

	Fiscal Years Ended

	March 27,	March 26,	March 25,
	2004	2005	2006

Net income (loss), as reported	$(4,591)	$67,658	$53,110
Add: Stock-based compensation expense included in net income, net of related taxes	9	—	724
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	9	—	807

Pro forma net income	$(4,591)	$67,658	$53,027

Basic earnings (loss) per share, as reported	$(0.15)	$2.19	$1.71
Basic earnings (loss) per share, pro forma	$(0.15)	$2.19	$1.71
Diluted earnings (loss) per share, as reported	$(0.15)	$2.18	$1.70
Diluted earnings (loss) per share, pro forma	$(0.15)	$2.18	$1.69

Earnings per share
      Basic earnings per common share (EPS) are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
      Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and stockholder warrants which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method as amended by SFAS 123(R), the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the fiscal years ended March 27, 2004, and March 26, 2005, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. In the fiscal year ended March 27, 2004, there were 1,034,565 options (based on weighted-average number outstanding during the year), that were considered antidilutive. The following schedule shows computation of net earnings (loss) per share for the last three fiscal years (dollars in thousands, except share and per share information).

	March 27,	March 26,	March 25,
	2004	2005	2006

Basic Computation:
Net income (loss)	$(4,591)	$67,658	$53,110
Weighted average common shares outstanding	30,928,593	30,928,593	31,038,044

Basic earnings (loss) per share	$(0.15)	$2.19	$1.71

Diluted Computation:
Net income (loss)	$(4,591)	$67,658	$53,110
Weighted average common shares outstanding	30,928,593	30,928,593	31,038,044
Net effect of dilutive stock options and warrants based on the treasury stock method	—	159,896	286,635

Outstanding shares for diluted earnings (loss) per share	30,928,593	31,088,489	31,324,679

Diluted earnings (loss) per share	$(0.15)	$2.18	$1.70

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
      In December 2004, FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and did not have a significant impact on the Company’s financial statements.
      In March 2005, FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s financial statements.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On May 6, 2005, the board of directors of the Company authorized a 145-for-1 stock split effected in the form of a stock dividend. All references to the number of shares and per share amounts of common stock reflect the stock split.

Preferred stock
      The Company has authorized 10,000,000 shares at $.01 par value of preferred stock. No shares have been issued or are outstanding. Terms of the preferred stock including voting rights, dividend preference and other limitations or restrictions have yet to be assigned.

Stockholder warrants
      The Company has warrants outstanding entitling the holders to purchase 2,707,233 shares of common stock at an exercise price of $15.21 per share or choose to convert their warrants as a net exercise based on the spread between the prior 10 day average closing price and the exercise price, upon giving written notice. As of March 25, 2006, all warrants for the issuance of 2,707,233 shares of common stock were exercisable and warrants had been exercised under the net exercise provision for 35,946 shares of common stock. All unexercised warrants expire on September 17, 2006. Warrant holders are entitled to certain registration rights associated with their ownership. See Note 14 — Subsequent events for more information on outstanding warrants.

3.	Stock-based compensation
      As of March 25, 2006, the Company had two stock-based incentive plans: the 1999 Equity Incentive Plan (the 1999 Plan) and the 2005 Long-Term Incentive Plan (the 2005 Plan).
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
      In January 2004, the Company’s board of directors granted 124,287 options at an $11.49 per share exercise price under the 1999 Plan. The fair value of stock options granted was calculated using the minimum value method as defined in the Statement of Financial Accounting Standards No. 123 (SFAS 123). In April 2004, 165,715 options were terminated in accordance with the option agreements due to departures of individuals in the plan. At the date of adoption of SFAS 123(R), there was no unrecognized compensation related to shares valued under the minimum value method.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under the 2005 plan, 197,828 options to purchase shares at $12.50 per share were granted to senior management and 224,558 restricted stock grants were awarded in June 2005. The options vest ratably over a four year period from date of grant and have a ten year life and were issued at the fair market value of the underlying stock on the grant date. The restricted stock grants vest over a three-to-five year period based on the award. In January 2006, each of the seven non-employee directors were granted 1,000 shares of restricted stock which vests after three years.
      In conjunction with this new plan, senior management was allowed to convert accrued long-term incentive compensation into restricted stock grants which vest over the same period as the incentive plan. Those who elected this conversion also received a Company match of 10% of the amount accrued for those individuals in restricted stock. There were 160,927 restricted stock grants, based on a value of $1,828,000 previously accrued for the incentive plan, issued for this conversion. At March 31, 2006, 70,857 restricted stock grants will be fully vested and unrestricted. At March 31, 2007, the remaining 90,070 restricted stock grants will be fully vested and unrestricted.
      The Company issues new shares to satisfy stock option exercises.
      A summary of activity under our existing plans is as follows:

				Wtd.-Avg.
			Aggregate	Remaining
	Options	Wtd.-Avg.	Intrinsic	Contractual
	Outstanding	Exercise Price	Value	Life (In Years)

Stock Options:
1999 Plan
Balance at March 27, 2005	952,859	$11.49
Granted	—	—
Exercised	(870,002)	11.49
Forfeited	—	—
Expired	—	—

Balance at March 25, 2006	82,857	$11.49	$506,008	4.8

Options exercisable at March 25, 2006	54,685	$11.49	$333,961	4.8
2005 Plan
Balance at March 27, 2005	—	$—
Granted	197,828	12.50
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at March 25, 2006	197,828	$12.50	$1,008,923	9.3

Options exercisable at March 25, 2006	—	$—

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total intrinsic value of options exercised during the fiscal year ended March 25, 2006 was $4.3 million. There was no cash received for the exercise of options during the fiscal year ended March 25, 2006 as they were converted to shares based on their intrinsic value at the time of exercise. The price used to determine the share conversion was based on the average of the high and low price on the exercise date. The weighted-average price used for exercises during the period was $16.47 and resulted in the issuance of 263,084 new shares of the Company’s common stock. There were no exercises of stock options in fiscal years ended March 27, 2004 and March 26, 2005.
      For the fiscal year ended March 25, 2006, the Company granted options for 197,828 shares with a weighted-average grant date fair value of $4.88 per share using the Black-Scholes model with the following assumptions:

Fiscal Year Ended
March 25, 2006

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
      The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.
      The dividend yield assumption is based on the Company’s expectation of dividend payouts.
      A summary of activity related to restricted stock grants is as follows:

	Nonvested Stock	Wtd.-Avg. Grant-
	Outstanding	Date Fair Value

Restricted Stock Grants:
2005 Plan
Nonvested at March 27, 2005	—	$—
Granted	392,485	12.54
Vested	—	—
Forfeited	—	—

Nonvested at March 25, 2006	392,485	$12.54

      As of March 25, 2006, total compensation cost related to nonvested stock options and restricted stock grants not yet recognized was $2.8 million which is expected to be recognized over a weighted-average period of 3.2 years.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accrued expenses
      Accrued expenses are comprised of the following (in thousands):

	March 26,	March 25,
	2005	2006

Salaries and benefits payable	$21,373	$19,483
Workers’ compensation payable	5,397	6,091
Grain and feed	1,431	1,686
Claims reserves	4,211	3,454
Accrued payables and other	17,501	12,599

	$49,913	$43,313

5.	Long-term debt and capital leases
      Long-term debt and capital leases consists of the following (in thousands):

	March 26,	March 25,
	2005	2006

Senior unsecured notes, due on June 15, 2011, interest at 9.25% (9 1/4 % Notes), interest payable semiannually	$175,000	$2,000
Revolving loan, due on June 24, 2010	—	—
Term loan, due on May 9, 2015, interest based on LIBOR rates plus 0.875% ($125,000 fixed with a swap agreement for 5.4% at March 25, 2006), payable in quarterly installments of $1,250 beginning November 9, 2007	—	125,000
Capital leases	2,158	1,352

Total debt and capital leases	177,158	128,352
Less-Unamortized discount on senior notes	1,070	—
Less-Current portion	801	810

Long-term debt and capital leases	$175,287	$127,542

      Future maturities of long-term debt and capital leases are as follows (in thousands):

Fiscal Year

2007	$810
2008	2,947
2009	5,087
2010	5,008
2011	5,000
Thereafter	109,500

$128,352

      The indenture associated with the $175,000,000 9 1/4 % Notes limited the Company’s ability, among other things, to incur additional debt, pay dividends, acquire shares of capital stock, make payments on subordinated debt or make certain investments. In addition, the indenture placed limitations on the Company’s ability to: make distributions from subsidiaries, issue or sell capital stock of subsidiaries, issue guarantees, sell or exchange assets, enter into transactions with shareholders and affiliates, create liens, and effect mergers.

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 9 1/4% Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009. In addition, before June 15, 2004, up to 35 percent of the 9 1/4 % Notes may be redeemed at a price of 109.25 percent of principal plus accrued interest, using proceeds from the sale of capital stock.
      Although the 9 1/4 % Notes were issued by Premium Standard Farms, Inc., its parent, PSF Group Holdings, Inc. (the registrant), and Premium Standard Farms, Inc.’s wholly owned subsidiaries, fully and unconditionally jointly and severally guarantee Premium Standard Farms, Inc.’s obligation to pay principal and interest on these notes. On May 2, 2005, PSF Group Holdings, Inc. merged with and into its wholly-owned subsidiary, Premium Standard Farms, Inc., which became the surviving corporation. Prior to May 2, 2005, supplemental consolidating financial information was not presented as the parent company had no independent assets or operations and less than 3 percent of the total assets existed in non-guarantor subsidiaries.
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
      On April 20, 2005, the Company amended the credit agreement to reduce the applicable margin and to permit:

•	the contemplated initial public offering of shares of common stock by certain holders thereof,

•	the merger of PSF Group Holdings, Inc., the parent, with and into the Company, and

•	the Tender Offer for the 9 1/4 % Notes as described below.
      As of May 9, 2005, the credit agreement was amended to provide for extension of credit not to exceed $220.0 million from the previous limit of $175.0 million.
      On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% Notes pursuant to which the Company purchased $173,000,000 principal amount of the aggregate $175,000,000 of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the then existing bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. The remaining $2.0 million of 9 1/4 % Notes may be redeemed beginning on June 15, 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest, declining to 100 percent on and after June 15, 2009.
      On June 24, 2005, the Company entered into a second amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility and a $125.0 million term facility.
      The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding at March 25, 2006, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
      At March 25, 2006, the Company had no borrowings outstanding under the revolving credit facility, $13.4 million in letters of credit and $161.6 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
      Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all of inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
      Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at March 25, 2006).
      Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
      The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of fiscal year 2006 and each quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) cannot be greater than 5.0-to-1.0 as of the end of fiscal year 2006, and 4.0-to-1.0 as of the end of each fiscal quarter thereafter. At March 25, 2006, the Company was in compliance with all covenants under the credit agreement.
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

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income taxes
      Income tax (expense) benefit consists of the following components (in thousands):

	Fiscal Year Ended

	March 27,	March 26,	March 25,
	2004	2005	2006

Current:
Federal	$(190)	$(22,034)	$(30,805)
State and local	(22)	(2,811)	(3,333)

	(212)	(24,845)	(34,138)

Deferred:
Federal	2,662	(13,505)	7,623
State and local	473	(1,654)	2,251

	3,135	(15,159)	9,874

Total income tax (expense) benefit	$2,923	$(40,004)	$(24,264)

      The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the following fiscal years ending:

	March 27,	March 26,	March 25,
	2004	2005	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0%	4.0%	3.2%
Extraterritorial income exclusion	—	(0.5)%	(2.1)%
Qualified domestic production activities	—	—	(1.0)%
Change in estimated tax rate on temporary differences	—	(1.4)%	(2.0)%
Other, net	(0.1)%	0.1%	(1.7)%

	38.9%	37.2%	31.4%

      Components of the net deferred tax balances are as follows (in thousands):

	March 26,	March 25,
	2005	2006

Net current deferred tax assets-
Goodwill	$202	$198
Inventory	1,544	1,527
Stock-based compensation	—	447
Fair value of interest rate swap	—	(230)
Worker’s compensation and health claims payable	2,961	3,647
Other accruals and reserves	3,190	2,586
Net state operating loss carryforwards	219	—

Net current deferred tax assets	$8,116	$8,175

Net long-term deferred tax liabilities-
Fixed assets	$(86,560)	$(76,737)
Fair value of interest rate swap	—	(1,468)
Goodwill	640	429
Other	2,828	2,801

Net long-term deferred tax liability	$(83,092)	$(74,975)

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The American Jobs Creation Act (“A.J.C.A.”) of 2004 (P.L. 108-357) provided significant changes to U.S. income tax law which impacted the Company. The A.J.C.A. provided for a fully phased-in deduction equal to 9% (3% in the case of tax years beginning in 2005) of qualified domestic production activities income. The A.J.C.A. also repealed the extraterritorial income exclusion, a provision which provided a benefit for export sales. Under the transition rules, taxpayers may claim 80% and 60% of the pre-repeal exclusion amount for transactions incurred in 2005 and 2006, respectively. As a result of these transition rules, the Company has recorded a tax benefit from both of these items at the applicable percentage for its year ended March 25, 2006.
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
      The Company has a 50 percent ownership interest in the L&H Farms partnership. L&H Farms partnership is in the business of breeding and raising hogs in rural North Carolina. The Company accounts for the earnings and losses of the partnership using the equity method of accounting. As of March 26, 2005, and March 25, 2006, the investment in the L&H Farms partnership was $1,461,000 and $1,614,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of the partnership’s earnings was $291,000 for fiscal year ended March 27, 2004, $627,000 for fiscal year ended March 26, 2005, and $653,000 for fiscal year ended March 25, 2006. These amounts are included in other income, net, in the consolidated statements of operations and comprehensive income.
      In addition, the Company has a 60 percent ownership in L&S Farms, a general partnership, in the business of breeding and raising hogs in rural North Carolina. The Company consolidates this operation for financial reporting purposes. Minority interest of $166,000 for fiscal year ended March 27, 2004, $289,000 for fiscal year ended March 26, 2005, and $22,000 for fiscal year ended March 25, 2006, was charged to other income, net, in the consolidated statements of operations and comprehensive income. As of March 26, 2005, and March 25, 2006, the minority interest obligation was $671,000 and $494,000, respectively, recorded in other long-term liabilities in the consolidated balance sheets. See Note 14 — Subsequent events for more information on L&S Farms.
      The Company has a 50 percent ownership interest in Oldham’s LLC (Oldham’s) which is in the business of processing sows and producing raw materials for sausage products. The Company accounts for the earnings and losses of Oldham’s using the equity method of accounting. As of March 26, 2005, and March 25, 2006, the investment in Oldham’s was $1,850,000 and $1,637,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of Oldham’s earnings was $327,500, $327,600 and $179,200 for fiscal years ended March 27, 2004, March 26, 2005 and March 25, 2006, respectively. These amounts are included in other income, net, in the consolidated statements of operations and comprehensive income. See Note 14 — Subsequent events for more information on Oldham’s.
      The Company has a 50 percent ownership interest in Crystal Peak Technologies, LLC (CPT) formed by the Company and Crystal Peak Farms, Inc to develop and market technologies for the processing of animal waste. Both the Company and Crystal Peak Farms contributed patents and other technology to this LLC. The Company accounts for the earnings and losses of CPT using the equity method of accounting. As of March 26, 2005, and March 25, 2006, the investment in CPT was $46,500 and $29,000, respectively, and is included in other long-term assets in the consolidated balance sheets. The Company’s share of the partnership’s earnings

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $46,500 and $0 for fiscal years ended March 26, 2005 and March 25, 2006, respectively. These amounts are included in other income, net, in the consolidated statements of operations and comprehensive income.

8.	Related parties
      The Company has contracted with ContiGroup to provide certain services pursuant to an amended and restated services agreement and a contract grower finish agreement. Under these agreements, ContiGroup provides purchasing assistance, legal services, employee benefits, payroll and grow finishing services to the Company. For fiscal years ended March 27, 2004, March 26, 2005, and March 25, 2006, the total amount of these expenses and other related-party expenses with ContiGroup were $5,339,000, $4,868,000, and $5,294,000, respectively. At March 26, 2005, and March 25, 2006, the Company recorded amounts due to related party for these items of $29,000 and $22,000, respectively, included in the consolidated balance sheets.
      During fiscal year ended March 25, 2000, an agreement was entered into with ContiGroup to pay $1,000,000 annually for five years, in consulting fees to ContiGroup for work done in the settlement agreement with the attorney general of Missouri (Note 11). The Company paid the final installment in fiscal 2004.
      The Company leases farmland and hog production buildings from the former owners of Lundy, one of whom was a board member of PSF, Inc. until such member resigned in September 2003, under a capital lease agreement that existed prior to the acquisition. The capital lease obligation as of March 26, 2005, and March 25, 2006 was $1,384,000 and $991,000, respectively, and is included in long-term debt and capital leases in the consolidated balance sheets.

9.	Commitments
      The Company enters into forward grain purchase contracts with market risk in the ordinary course of business. In the opinion of management, settlement of such commitments, which were open at March 26, 2005 and March 25, 2006, will have no adverse impact on the financial position or results of operations of the Company.
      The Company utilizes forward contracts, as well as exchange traded futures and options contracts, to establish adequate supplies of future grain purchasing requirements and minimize the risk of market fluctuations. These contracts are dependent on fluctuations in the grain, lean hog, and natural gas commodity markets. Market risk resulting from a position in a particular contract may be offset by other on or off-balance-sheet transactions. The Company continually monitors its overall market position. Fair values of futures and options, and gross contract or notional amounts of forward contracts, in place as of March 25, 2006 are as follows (in thousands except wtd.-avg. price/unit):

	Contract	Volumes	Wtd.-Avg.	Fair
	Quantity	Units	Price/Unit	Value

Futures Contracts
Corn sales — short	325	bushels	$2.51	$(1)
Lean hog sales — short	161,000	pounds	0.70	3,279
Lean hog purchases — long	840	pounds	0.68	(15)
Wheat sales — short	75	bushels	3.99	(5)

	Contract	Volumes	Wtd.-Avg.	Notional
	Quantity	Units	Price/Unit	Amount

Forward Contracts
Corn	3,182	bushels	$2.25	$7,156
Meal	6	tons	175.47	1,138

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Substantially all these contracts expire within one year.
      The Company leases rolling stock and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $7,335,000, $6,453,000 and, $6,952,000, in the fiscal years ended March 27, 2004, March 26, 2005, and March 25, 2006, respectively. Future minimum rental commitments at March 25, 2006, are as follows (in thousands):

2007	$5,708
2008	4,890
2009	4,092
2010	2,740
2011	1,499
Thereafter	1,269

$20,198

      At the Company’s Clinton, North Carolina pork processing facility, the Company has contracts with producers to provide this facility with market hogs for the amount the Company’s hog production operations cannot provide in order to meet this facility’s processing needs. These contracts vary in length but are all based on a market price and grade and yield formula. Over the next 5 years the Company is contracted to purchase approximately 780,000 market hogs under these contracts.
      The Company also has contracts with two large processors to sell the Company’s hogs produced from its Texas hog production operations in which the Company is to deliver approximately 500,000 hogs annually. These contracts are scheduled to terminate in 2007 and 2008.

10.	Employee benefit plans
      The Company has a 401(k) plan covering substantially all employees meeting certain minimum service requirements. The plan allows all qualifying employees to contribute up to 60 percent of employee compensation limited to the tax deferred contribution allowable by the Internal Revenue Code. The Company matches 100 percent of the employee’s contribution up to 3 percent of employee compensation and 50 percent of the employee’s next 2 percent of employee compensation, for a maximum company match of 4 percent of employee compensation. Employer contribution expense related to the plan was approximately $1,878,000, $2,001,000 and $2,143,000 for the fiscal years ended March 27, 2004, March 26, 2005, and March 25, 2006, respectively.
      The Company has a long-term incentive plan with performance thresholds tied to return on net assets in place for key executives selected by the compensation committee. At March 27, 2004, the Company had no liability recorded for the long-term incentive plan. At March 26, 2005, the Company had a liability recorded of $2,020,000 in other long-term liabilities toward the long-term incentive plan. The Company expensed $2,020,000, in the fiscal year ended March 26, 2005. In conjunction with the initial public offering in fiscal 2006, the plan was frozen and participants were allowed to convert their accrued benefit under this plan into restricted stock grants or receive cash at the original dates under the plan. As described in Note 3, most participants chose to convert their benefits into restricted stock. For those benefits not converted, at March 25, 2006 the Company has a liability recorded of $87,000 in accrued expenses for the amounts payable within one year and has a liability recorded of $104,000 in other long-term liabilities for amounts payable in more than one year. There were no amounts expensed in the fiscal year ended March 25, 2006 for the plan.
      The Company has a deferred compensation plan which is restricted to a select group of management employees. Under the plan, participating employees are allowed to defer payment of compensation awarded under the long-term incentive plan until a date elected by the employee in accordance with the plan. The plan

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally allows payment in the form of a single lump sum or ten substantially equal annual installments following the date of payment. At March 26, 2005 and March 25, 2006, the plan had $759,000 and $864,000, respectively, of investments held by an independent trustee. The investments are classified as trading and are reflected in other long-term assets with a corresponding liability included in other long-term liabilities in the consolidated balance sheets.
      The Company has a nonqualified, unfunded special executive retirement plan for certain key executives. Benefits generally accrue based on pay and years of credited service. Specific data related to the plan is as follows (in thousands):

	March 26,	March 25,
	2005	2006

Accumulated benefit obligation	$1,950	$2,294
Change in benefit obligation during year
Projected benefit obligation, beginning of fiscal year	$2,630	$1,988
Service cost	278	206
Interest cost	110	114
Actuarial loss (gain) (including assumption changes)	(735)	15
Plan amendment	(295)	—

Projected benefit obligation, end of fiscal year	$1,988	$2,323
Reconciliation of funded status as of end of fiscal year
Funded status, end of fiscal year	$(1,988)	$(2,323)
Unrecognized prior service cost	182	166
Unrecognized net gain	(620)	(570)

Accrued cost, end of fiscal year	$(2,426)	$(2,727)
Components of net periodic pension cost
Service cost	$278	$206
Interest cost	110	114
Amortization of prior service cost	32	17
Amortization of unrecognized gain	(40)	(35)

Pension cost	$380	$302
Weighted average assumption used to determine benefit obligation
Discount rate	5.75%	6.00%
Salary increases	3.50%	3.50%
Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.00%	5.75%
Salary increases	3.50%	3.50%
Measurement date	March 27	March 26
Fiscal period	March 28	March 27
	to March 26	to March 25

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

Expected
Benefit
Year	Payments

2007	$42
2008	54
2009	66
2010	71
2011	99
2012-2016	559

11.	Litigation

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
      In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violation of air and water regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the 2004 consent decree, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $12.3 million has been spent as of March 25, 2006. Included in this commitment is a fertilizer plant in northern Missouri that converts solid waste into commercial grade fertilizer. The plant is currently in the start-up phase. The Company has spent $9.9 million on the construction of the plant.
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

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment information
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

	Pork	Hog	Corporate
	Processing	Production	and Other	Total

Fiscal 2004:
Net sales	$663,530	$452,321	$(385,114)	$730,737
Intersegment sales	(2,936)	(382,178)	—	—
Operating income (loss)	34,695	(4,249)	(13,260)	17,186
Assets	195,366	534,724	28,742	758,832
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,718	44,793	795	61,306
Capital expenditures	9,911	31,101	872	41,884
Fiscal 2005:
Net sales	$850,764	$628,938	$(552,131)	$927,571
Intersegment sales	(2,122)	(550,009)	—	—
Operating income	24,715	123,379	(20,277)	127,817
Assets	196,854	507,516	32,596	736,966
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	15,785	44,021	839	60,645
Capital expenditures	8,366	35,013	919	44,298
Fiscal 2006:
Net sales	$817,088	$607,108	$(504,656)	$919,540
Intersegment sales	(2,319)	(502,337)	—	—
Operating income	13,141	115,508	(42,375)	86,274
Assets	184,997	494,308	49,546	728,851
Goodwill	25,020	50,978	—	75,998
Depreciation and amortization	16,626	43,479	820	60,925
Capital expenditures (including accrued capital expenditures)	9,262	38,003	1,813	49,078

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information
      No individual foreign country or customer accounts for 10 percent or more of sales to external customers. The following table provides a geographic summary of the Company’s net sales based on the location of product delivery (in thousands):

	2004	2005	2006

United States	$675,745	$832,191	$803,997
Far East	35,389	56,826	71,308
Europe and Russia	357	449	656
Canada	9,075	14,575	14,539
Mexico and South America	10,171	23,530	29,040

Totals	$730,737	$927,571	$919,540

      All of the Company’s assets are located within the United States.

13.	Quarterly results of operations (unaudited in thousands, except share and per share information):
      The following represents the unaudited quarterly results of operations for fiscal years 2005 and 2006. All amounts are expressed in thousands, except share and per share information.

	First	Second	Third	Fourth

Fiscal 2005-
Net sales	$212,136	$218,831	$246,759	$249,845
Gross profit	24,277	29,980	48,600	50,202
Net income	9,389	11,894	22,996	23,379
Earnings per share:
Basic	$0.30	$0.38	$0.74	$0.76
Diluted	$0.30	$0.38	$0.74	$0.75
Weighted average number of common shares outstanding:
Basic	30,928,593	30,928,593	30,928,593	30,928,593
Diluted	31,025,491	31,067,134	31,106,857	31,142,884
Fiscal 2006-
Net sales	$245,307	$213,231	$242,899	$218,103
Gross profit	57,067	26,881	30,593	19,275
Net income	15,372	12,230	13,754	11,754
Earnings per share:
Basic	$0.50	$0.40	$0.44	$0.38
Diluted	$0.49	$0.39	$0.44	$0.37
Weighted average number of common shares outstanding:
Basic	30,928,524	30,928,524	31,067,575	31,227,554
Diluted	31,078,513	31,332,313	31,602,256	31,485,398

PREMIUM STANDARD FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fourth quarter 2006 reflects a decrease in income tax expense as a result of changes in estimates relating to state income taxes (primarily associated with the mergers discussed in Note 1) and estimated deductions attributable to qualified domestic production activities provided by the American Jobs Creation Act of 2004.

14.	Subsequent events
      The Company filed an S-1 registration statement with the Securities and Exchange Commission (“SEC”) on April 4, 2006. The S-1 registration statement relates to a contemplated secondary public offering in which shares will be sold by certain shareholders of the Company.
      In April 2006, the Company entered into agreements to sell its interests in L&S Farms and Oldham’s, LLC. The aggregate gain from the sales of these interests is not expected to be material to the financial statements.
      Subsequent to March 25, 2006, warrants were exercised for 328,881 shares of common stock.