Form 10-Q
period 2006-06-24
PREMIUM STANDARD FARMS, INC.
filed 2006-08-03
CIK 1143967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 24, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of August 1, 2006, there were 31,958,829 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 24, 2006 and March 25, 2006
(in 000’s)
(Unaudited)

	June 24,	March 25,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,011	$25,512
Accounts receivable, net	30,168	28,761
Inventories	172,869	167,030
Deferred income taxes	6,634	8,175
Income tax receivable	1,611	—
Prepaid expenses and other	9,367	4,990

Total current assets	237,660	234,468

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	102,501	102,501
Buildings	298,469	298,292
Machinery and equipment	299,118	297,970
Breeding stock	44,584	44,868
Construction in progress	18,381	10,008

	763,053	753,639
Less- accumulated depreciation	359,783	348,643

Total property, plant, equipment and breeding stock	403,270	404,996

GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	2,030	2,137
Other	13,122	11,252

Total other long-term assets	15,152	13,389

Total assets	$732,080	$728,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,018	$9,044
Accrued expenses	42,679	43,313
Dividends payable	1,176	911
Due to related party (including dividends payable of $746 and $986)	746	1,008
Income tax payable	—	3,204
Accrued interest	989	997
Current maturities of long-term debt and capital leases	717	810

Total current liabilities	56,325	59,287

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	127,458	127,542
Other long-term liabilities	6,270	6,327
Deferred income taxes	72,368	74,975

Total long-term liabilities	206,096	208,844

Total liabilities	262,421	268,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock	320	316
Additional paid-in capital	378,645	378,083
Accumulated other comprehensive income, net of tax	5,453	2,748
Retained earnings	85,241	79,573

Total shareholders’ equity	469,659	460,720

Total liabilities and shareholders’ equity	$732,080	$728,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
13 weeks ended June 24, 2006 and June 25, 2005
(in 000’s except share and per share data)
(Unaudited)

	13 Weeks Ended
	June 24,	June 25,
	2006	2005
Net sales	$206,158	$245,307
Cost of goods sold	187,277	188,240

Gross profit	18,881	57,067

Selling, general and administrative expenses	6,573	7,433
Loss on early extinguishment of debt	—	21,707
Other income	(215)	(283)

Operating income	12,523	28,210

Interest expense (income):
Interest expense	1,945	3,194
Interest income	(387)	(130)

Interest expense, net	1,558	3,064

Income before income taxes	10,965	25,146

Income tax expense	3,376	9,774

Net income	$7,589	$15,372

Unrealized gain (loss) on interest rate swap, net of tax	2,705	(1,610)

Comprehensive income	$10,294	$13,762

Earnings per share:
Basic	$0.24	$0.50
Diluted	$0.24	$0.49
Weighted average number of common shares outstanding:
Basic	31,592,646	30,928,524
Diluted	31,817,998	31,078,513

Dividends declared per share	$0.06	$0.06
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
13 Weeks ended June 24, 2006 and June 25, 2005
(in 000’s)
(Unaudited)

	June 24,	June 25,
	2006	2005
OPERATING ACTIVITIES:
Net income	$7,589	$15,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,393	14,974
Stock-based compensation	414	19
Amortization of deferred financing costs	107	164
Premium on early extinguishment of debt	—	17,762
Write-off of deferred financing costs	—	3,945
Deferred income taxes	(2,738)	3,540
Excess tax benefits from share-based payment arrangements	(152)	—
Net gain on sale of property, plant, equipment and breeding stock	(1,370)	(2,302)
Changes in operating assets and liabilities, net:
Accounts receivable	(1,407)	3,209
Inventories	(5,839)	(2,714)
Prepaid expenses and other assets	(4,938)	1,678
Accounts payable, accrued expenses and other liabilities	(5,357)	(11,179)

Net cash provided by operating activities	1,702	44,468

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(13,639)	(13,601)
Proceeds from disposal of property, plant, equipment and breeding stock	3,750	4,661
Proceeds from sale of joint venture	1,608	—

Net cash used in investing activities	(8,281)	(8,940)

FINANCING ACTIVITIES:
Checks issued against future deposits	—	11,766
Excess tax benefits from share-based payment arrangements	152	—
Dividends paid	(1,897)	—
Proceeds from revolving debt	—	9,520
Proceeds from term loan	—	125,000
Payments for deferred financing costs	—	(907)
Premium on early extinguishment of debt	—	(17,762)
Repayments on long-term debt	(177)	(173,199)

Net cash used in financing activities	(1,922)	(45,582)

Net decrease in cash and cash equivalents	(8,501)	(10,054)

CASH AND CASH EQUIVALENTS, beginning of period	25,512	10,054

CASH AND CASH EQUIVALENTS, end of period	$17,011	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,901	$7,645
Income tax paid	10,777	6,903
Noncash operating activities-
Fair value of interest rate swap	4,376	(2,636)
Noncash investing activities-
Current liabilities related to purchases of property, plant, equipment and breeding stock	2,407	—
Noncash financing activities-
Dividend payable	1,922	1,879
Conversion of incentive plan to restricted stock	—	1,829
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Premium Standard Farms, Inc. and Subsidiaries (the “Company”) consolidated financial statements for the year ended March 25, 2006 filed with the Securities and Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the Company’s audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations.
Premium Standard Farms, Inc. is a Delaware company formed in 1996 and is currently 38.8% owned by ContiGroup Companies, Inc. (“ContiGroup”). On June 1, 2006, the Company completed a secondary public offering of shares of common stock in which ContiGroup sold shares and reduced its ownership from 52.0% to 38.8%.
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
The Company’s net income for the 13 weeks ended June 24, 2006 includes $414,000 of compensation costs included in Selling, general and administrative expenses and $157,000 of deferred tax benefits related to our stock-based compensation arrangements. The Company’s net income for the 13 weeks ended June 25, 2005 includes $19,000 of compensation costs included in Selling, general and administrative expenses and $7,000 of deferred tax benefits related to our stock-based compensation arrangements.
Prior to adopting SFAS 123(R) the Company accounted for stock compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) as allowed under Statement of Financial Accounting Standards No. 123 , “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized for stock options because the exercise price equaled the fair market value of the underlying stock at the date of grant. For restricted stock grants the Company recognized expense over the vesting period using the straight-line multiple award approach and will apply that approach to all future awards. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS 123 for the 13 weeks ended June 25, 2005 (in thousands, except for per share amounts).

	13 Weeks Ended
	June 24,	June 25,
	2006	2005
Net income, as reported	$7,589	$15,372

Add: Stock-based compensation expense included in net income, net of related taxes	257	12
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	257	17

Pro forma net income	$7,589	$15,367

Basic earnings per share, as reported	$0.24	$0.50
Basic earnings per share, pro forma	$0.24	$0.50

Diluted earnings per share, as reported	$0.24	$0.49
Diluted earnings per share, pro forma	$0.24	$0.49
Employee Stock-Based Incentive Plans
As of June 24, 2006, the Company had two stock-based incentive plans: the 1999 Equity Incentive Plan (the 1999 Plan) and the 2005 Long-Term Incentive Plan (the 2005 Plan).

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
Under the 2005 plan, 197,829 options to purchase shares at $12.50 per share were granted to senior management and 224,558 restricted stock grants were awarded in June 2005. The options vest over a four year period from date of grant and have a ten year life and were issued at the fair market value of the underlying stock on the grant date. The restricted stock grants vest over a three to five year period based on the award. On June 17, 2006, 49,453 options vested and are currently exercisable and 16,135 restricted stock grants vested and are now unrestricted.
In conjunction with this new plan, senior management was allowed to convert accrued long-term incentive compensation into restricted stock grants which vest over the same period as the incentive plan. Those who elected this conversion also received a Company match of 10%, of the amount accrued for those individuals, in restricted stock. There were 160,927 restricted stock grants issued for this conversion. At March 31, 2006, 70,857 restricted stock grants vested and are now unrestricted. At March 31, 2007, the remaining 90,070 restricted stock grants will be fully vested and unrestricted.
In January 2006, each of the seven non-employee directors were granted 1,000 shares of restricted stock which vest after three years.
In June 2006, 238,206 options to purchase shares at $14.53 per share were granted to senior management and 77,255 restricted stock grants were awarded. The options primarily vest over a four year period from date of grant and have a ten year life and were issued at the fair market value of the underlying stock on the grant date. The grant date fair value of the options was approximately $5.85 per option. The restricted stock grants vest over a three to four year period based on the award.
The Company issues new shares to satisfy stock option exercises. There were no options exercised during the 13 weeks ended June 24, 2006 and June 25, 2005.
As of June 24, 2006, total compensation cost related to nonvested stock options and restricted stock grants not yet recognized was $4.9 million which is expected to be recognized over a weighted-average period of 2.9 years.
Note 3 – New accounting pronouncements
In June 2006, FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”, to address uncertainty in income taxes recognized in an enterprise’s financial statements.

Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is in the initial stage of evaluating the impact FIN 48 may have on its results of operations or financial position.
Note 4 – Earnings per share
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
In the 13 weeks ended June 24, 2006, there were stock options with the right to purchase 238,206 shares that were considered antidilutive. The stock options have an exercise price of $14.53 per share and will expire on June 17, 2016. In the 13 weeks ended June 25, 2005, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. During the 13 weeks ended June 24, 2006, 328,881 shares were issued upon the exercise of warrants. At June 24, 2006 there were warrants to acquire 332,162 shares outstanding. The warrants have an exercise price of $15.21 per share and will expire on September 17, 2006. The following schedule shows computation of net earnings per share for the 13 weeks ended June 24, 2006 and June 25, 2005 (in thousands, except share and per share information).

	13 Weeks Ended
	June 24,	June 25,
	2006	2005
Basic Computation:

Net income	$7,589	$15,372
Weighted average common shares outstanding	31,592,646	30,928,524

Basic earnings per share	$0.24	$0.50

Diluted Computation:

Net income	$7,589	$15,372
Weighted average common shares outstanding	31,592,646	30,928,524
Net effect of dilutive stock options and warrants based on the treasury stock method	225,352	149,989

Outstanding shares for diluted earnings per share	31,817,998	31,078,513

Diluted earnings per share	$0.24	$0.49

Note 5 – Derivative instruments and hedging activities
The Company follows FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” which requires every derivative instrument to be recorded in the balance sheet as either an asset or liability at its fair value, and changes in a derivative’s fair value to be recognized in current earnings or other comprehensive income.
The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the 13 weeks ended June 24, 2006, losses marked to market on commodity contracts recognized in revenue for lean hog futures were $0.1 million and losses recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $0.2 million. For the 13 weeks ended June 25, 2005, gains marked to market on commodity contracts recognized in revenue for lean hog futures were $15.0 million and gains recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $1.5 million. The Company has recorded the fair value of its open exchange traded commodity contracts of ($2.3) million and $3.3 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at June 24, 2006 and March 25, 2006, respectively.
During fiscal year 2006, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on $125 million of bank debt from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and, as of June 24, 2006 and March 25, 2006, recorded a current asset of $1.1 million and $0.6 million, respectively, included in Prepaid Expenses and Other and a long-term asset of $7.7 million and $3.8 million, respectively, included in Other assets in the condensed consolidated balance sheets relating to the fair value of the swap. For the 13 weeks ended June 24, 2006, the Company increased accumulated other comprehensive income by $2.7 million, net of $1.7 million in deferred taxes. The interest rate swap will mature on May 9, 2015.
Note 6 – Goodwill and intangible assets
The Company follows Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the 13 weeks ended June 24, 2006 and June 25, 2005.
Note 7 – Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	June 24, 2006	March 25, 2006
Hogs	$148,090	$147,391
Processed pork products	17,519	13,348
Packaging and supplies	2,517	2,248
Grain, feed additives and other	4,743	4,043

	$172,869	$167,030

Note 8 – Segment information
The accounting policies for the Company’s business segments are the same as those described in the footnotes included in the Company’s March 25, 2006 audited financial statements. The Company operates a vertically integrated business with five operating segments which are aggregated into two reportable segments, Pork Processing and Hog Production. The Pork Processing segment sells fresh and value-added pork products to food retailers, distributors, wholesalers, further processors, and pharmaceutical and animal feed manufacturers in both domestic and international markets. The Hog Production segment supplies a majority of the live hogs used in the Pork Processing segment and sells the excess production to other hog processing operations. Intersegment live hog sales are based on market prices. The following table presents specific financial information about each segment as reviewed by the Company’s management. The Corporate and Other classification in the following table represents unallocated corporate expenses and assets, deferred and current income taxes, interest expense and intersegment elimination (in thousands):

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
As of and for the 13 weeks ended June 24, 2006-
Net sales	$190,931	$131,607	$(116,380)	$206,158
Intersegment sales	(551)	(115,829)	—	—
Operating income (loss)	4,779	12,809	(5,065)	12,523
Assets	192,674	475,761	63,645	732,080
Goodwill	25,020	50,978	—	75,998

For the 13 weeks ended June 25, 2005-
Net sales	$209,200	$171,692	$(135,585)	$245,307
Intersegment sales	(658)	(134,927)	—	—
Operating income (loss)	3,568	52,325	(27,683)	28,210

Year ended March 25, 2006-
Assets	$184,997	$494,308	$49,546	$728,851
Goodwill	25,020	50,978	—	75,998
Note 9 – Debt Tender and Amendment to Credit Agreement
The Company had a bank credit agreement that included a term loan and revolving loan. On April 9, 2004, the Company entered into an amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility. The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation.
On April 20, 2005, the Company amended the credit agreement to reduce the applicable margin and to permit:
•	the contemplated initial public offering of shares of common stock by certain holders thereof,

•	the merger of PSF Group Holdings, Inc., the parent, with and into the Company, and

•	the Tender Offer for the 9 1/4% Notes as described below.
As of May 9, 2005, the credit agreement was amended to provide for extension of credit not to exceed $220.0 million from the previous limit of $175.0 million.
On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which the Company purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. Consistent with the Company’s March 25, 2006 Form 10-K, the Company reclassified the premium on early extinguishment of debt of $17.8 million in the condensed consolidated statement of cash flows as an operating activity inflow and a financing activity outflow in the 13 weeks ended June 25, 2005. On July 17, 2006, the Company paid off the remaining $2.0 million 9 1/4% Notes at a redemption price of 104.625% of their principal amount plus accrued interest.
On June 24, 2005, the Company entered into a second amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility and a $125.0 million term facility.
The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was outstanding at June 24, 2006, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
At June 24, 2006, the Company had no borrowings outstanding under the revolving credit facility, $13.4 million in letters of credit and $161.6 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at June 24, 2006).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of fiscal year 2006 and each quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) cannot be greater than 4.0-to-1.0 as of the end of each fiscal quarter. At June 24, 2006, the Company was in compliance with all covenants under the credit agreement.
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
Note 10 – Litigation
Environmental matters
In order to settle enforcement actions and citizens suits, and to ensure that the Company and the regulatory agencies all agree that the Company is implementing appropriate advanced technology, the Company has entered into consent decrees with the State of Missouri, and with the federal government and a citizens group. The decrees have generally required that the Company pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that the Company research, develop, and implement new technologies for environmental controls at the Missouri operations.
In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violation of air and water regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the consent decrees, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $12.4 million has been spent as of June 24, 2006. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant continues to operate in the start-up phase. The Company has spent $10.0 million on the construction of the plant.
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
     The following graphs set forth various hog, pork and grain price data for recent periods and illustrate the volatility in market prices.

Pork and Hog Prices (June 2003-June 2006)

(1)	Average monthly price based on the market price of lean hogs, as published by the Chicago Mercantile Exchange.

(2)	Average monthly price based on the 200# cutout pricing method, a standard measure for determining current market prices of pork primal cuts that is published by the USDA. Effective in January, 2006 the USDA began reporting a new pork cutout, which replaces the previous composite pork cutout. The USDA has provided back data which shows that, on average, the new cutout calculation is valued approximately $2 per cwt above the previous cutout.
Corn $/Bushel (June 2003-June 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (June 2003-June 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
     On June 30, 2006, the USDA issued its quarterly Hogs and Pigs Inventory Report that indicated a 1.4% increase in the breeding herd, and current hog inventories approximately 0.2% greater than the previous year. Continued strong demand has kept hog prices at relatively high levels for the quarter ended June 24, 2006. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future. We expect that pork prices and lean hog prices will be lower in fiscal year 2007 than the levels experienced in fiscal year 2006. Consequently, we believe that our net sales and net income for fiscal year 2007 will be substantially lower than in fiscal year 2006.
     On July 12, 2006, the USDA issued the latest crop production report for the year, showing an increase in soybean production and a decrease in corn production versus last year. The increase in soybean production is expected to result in record carryout and ample supplies, while the decrease in corn production combined with the increase in demand for corn is expected to result in tighter supplies and increased prices compared to last year. Prices of corn and soybeans, the primary ingredients in our feed rations, may fluctuate in the near term primarily relating to weather conditions, storage capabilities, and concerns over soybean rust.
Results of Operations
13 Weeks Ended June 24, 2006 Compared to the 13 Weeks Ended June 25, 2005
     The following table presents selected financial information for our production and processing segments for the 13 weeks ended June 24, 2006 and June 25, 2005. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended June 24, 2006 to the quarter ended June 25, 2005. Intersegment sales are based on market prices.

	For the 13 Weeks Ended		Qtr to Qtr Change
	June 24, 2006	June 25, 2005	2006 to 2005%
	(In millions except percentages)
Net Sales
Processing	$190.9	$209.2	$(18.3)	(8.7)%
Production	131.6	171.7	(40.1)	(23.4)%
Intersegment	(116.3)	(135.6)	19.3	14.2%

Total Net Sales	$206.2	$245.3	$(39.1)	(15.9)%

Gross Profit
Processing	$6.1	$4.7	$1.4	29.8%
Production	12.8	52.4	(39.6)	(75.6)%

Total Gross Profit	$18.9	$57.1	$(38.2)	(66.9)%

Operating Income (Loss)
Processing	$4.8	$3.6	$1.2	33.3%
Production	12.8	52.3	(39.5)	(75.5)%

	$17.6	$55.9	$(38.3)	(68.5)%
Corporate	(5.1)	(6.0)	0.9	15.0%
Loss on early extinguishment of debt	—	(21.7)	21.7	*

Total Operating Income	$12.5	$28.2	$(15.7)	(55.7)%

*	Not meaningful
Consolidated
Net Sales. Net sales decreased by $39.1 million, or 15.9%, to $206.2 million in the first quarter of fiscal year 2007 from $245.3 million in the comparable period last year. The decrease was attributable to a decline in prices and volume of $12.8 million and $11.3 million, respectively, combined with a $15.0 million decrease in results related to lean hog futures contracts. Overall, live hog and wholesale pork prices declined compared to the prior period even with a decrease in supplies of pork industry wide. For the pork industry domestic demand has dampened somewhat, while export demand remains solid, but at rates of increase significantly less that the first quarter of last year. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit decreased by $38.2 million to $18.9 million in the first quarter of fiscal year 2007 from $57.1 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 9.2% from 23.3%. The current quarter gross profit decrease is primarily the result of lower hog and wholesale pork prices as mentioned above, combined with a 4.6% increase in costs on a per hundred weight basis to produce our products during the first quarter of fiscal year 2007 compared to the same period last year. See Segment Analysis below for comments on changes in costs by business segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 3.2% in the first quarter of fiscal year 2007 from 3.0% in the comparable period last year. In dollar terms, selling, general and administrative expenses decreased by $0.8 million to $6.6 million in the first quarter of fiscal year 2007 from $7.4 million in the comparable period last year. The decrease is attributable to several items, primarily expenses incurred in the prior year related to our initial public offering, offset partially by the ongoing cost of compliance with Sarbanes Oxley for dedicated internal and external resources being utilized.
Operating Income. Operating income decreased by $15.7 million to $12.5 million in the first quarter of fiscal year 2007 from $28.2 million in the comparable period last year. The decrease is attributable to the factors mentioned above, offset partially by the $21.7 million loss on early extinguishment of debt charge recognized in the first quarter of fiscal year 2006.

Interest Expense, net. Interest expense, net, decreased by $1.5 million, or 48.4%, to $1.6 million in the first quarter of fiscal year 2007 from $3.1 million in the comparable period last year. The decrease is attributable to less average total debt outstanding during the first quarter of fiscal year 2007 compared to the same period in the prior year combined with lower interest rates associated with our debt tender and refinancing. See Liquidity and Capital Resources below for more information.
Income Tax Expense. Our effective tax rate was 30.8% in the first quarter of fiscal year 2007 compared to 38.9% in the comparable period last year. The decrease was primarily related to a discrete state tax event that was required to be recorded in the first quarter and to deductions estimated for qualified production activities provided by the American Jobs Creation Act of 2004. For the remainder of fiscal year 2007, our effective tax rate is expected to be approximately 36%.
Segment Analysis
Pork Processing. Net sales decreased $18.3 million, or 8.7%, to $190.9 million in the first quarter of fiscal year 2007 from $209.2 million in the comparable period last year. The decrease resulted from a 4.6% decline in pork product sales prices, combined with a 4.4% decrease in volume processed compared to the same period last year. The decrease in volume was primarily attributable to decreased productivity from our hog production segment as discussed below.
Gross profit increased by $1.4 million to $6.1 million in the first quarter of fiscal year 2007 from $4.7 million in the comparable period last year. While our cost to purchase market hogs decreased by 8.3%, our overall sales prices decreased 4.6%, and other processing costs, primarily labor and packaging, increased $3.0 million, or 10.9% on a per head basis, compared to the same period in the prior year. The increases in other processing costs are primarily attributable to increases in volume of value added products produced at our Clinton, North Carolina processing facility.
Operating income increased by $1.2 million to $4.8 million in the first quarter of fiscal year 2007 from $3.6 million in the comparable period last year. The increase was attributable to the factors mentioned above combined with increased sales and marketing expenses.
Hog Production. Net sales decreased by $40.1 million, or 23.4%, to $131.6 million in the first quarter of fiscal year 2007 from $171.7 million in the comparable period last year. The decrease primarily resulted from a 9.6% decline in hog sales prices, combined with a 7.0% decrease in volume attributable to decreases in production across the segment primarily relating to health issues. As mentioned above, there was a $15.0 million decrease in results related to lean hog futures contracts recorded in the first quarter of fiscal year 2007 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit decreased by $39.6 million to $12.8 million in the first quarter of fiscal year 2007 from $52.4 million in the comparable period last year. The decrease was the result of a decrease in sales mentioned above, combined with a 6.9% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to the impact of lower productivity across the segment in the first quarter of fiscal year 2007 compared to the same period in the prior year.
Operating income decreased by $39.5 million to $12.8 million in the first quarter of fiscal year 2007 from $52.3 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
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
     Net cash flow provided by operating activities was $1.7 million and $44.5 million for the first quarter ended in fiscal years 2007 and 2006, respectively. The decrease in the first quarter of fiscal year 2007 compared to the same period last year was primarily due to reduced earnings, and increases in taxes paid and in working capital needs in fiscal 2007 and the impact of the tender offer premium described below.
     Net cash flow used in investing activities was $8.3 million and $8.9 million for the first quarter ended in fiscal years 2007 and 2006, respectively. Net cash used in investing activities consisted of $13.6 million for capital expenditures relating to property, plant and equipment and breeding stock during the first quarters ended in fiscal years 2007 and 2006. We received proceeds from disposal of property, plant, equipment and breeding stock of $3.7 million and $4.7 million during the first quarter ended in fiscal years 2007 and 2006, respectively, primarily representing culled breeding stock. During the first quarter of fiscal year 2007, we also received $1.6 million for the sale of our 50% interest in Oldham’s, LLC, for which no gain or loss was realized.
     Net cash flow used in financing activities was $1.9 million and $45.6 million for the first quarter ended in fiscal years 2007 and 2006, respectively. During the first quarter of fiscal year 2007, excess cash generated was invested while during the first quarter of fiscal year 2006, excess cash was used to pay down outstanding debt. During the first quarter of fiscal year 2007, we paid $1.9 million in dividends.
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
     Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at June 24, 2006).
     Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
     The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2007 and thereafter. The maximum leverage ratio (based on the EBITDA calculation), as of the end of each fiscal quarter, cannot be greater than 4.0-to-1.0. At June 24, 2006, we were in compliance with all covenants under the credit agreement.
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
     Total indebtedness at June 24, 2006 was $128.2 million, as compared to $138.5 million at June 25, 2005. At June 24, 2006, we had no borrowings under our revolving credit facility, $13.4 million in letters of credit and $161.6 million available for borrowing under our revolving credit facility.
     In fiscal 2007, we expect to spend approximately $65 to $70 million on net capital expenditures as follows (including amounts spent to date):
•	Approximately $45 to $48 million in upgrades and improvements in our processing operations;

•	Approximately $13 to $15 million in upgrades and improvements in our production operations, and investments to develop and implement new technologies for improved waste handling; and

•	Approximately $7 million in net breedstock purchases.
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
Contractual Cash Obligations
     In comparison to the year ended March 25, 2006, there have been no material changes to our contractual cash obligations.
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
     For the first quarter ended June 24, 2006, and June 25, 2005 we recognized (losses) gains under SFAS 133 of ($0.1) million and $15.0 million, respectively, in net sales related to lean hog futures and (losses) gains of ($0.2) million and $1.5 million, respectively, in costs of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of June 24, 2006, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $12.3 million.
     We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would currently have no impact on interest expense as we have no variable rate borrowings outstanding as of June 24, 2006 that have not been fixed through our interest rate swap agreement. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year 2006, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at June 24, 2006). The swap is accounted for as a cash flow hedge under SFAS 133. During the first quarter ended June 24, 2006, we recognized a $2.7 million gain, net of tax, into Accumulated Other Comprehensive Income for the market value of the swap. At June 24, 2006, our term debt had a carrying value of $125.0 million and a fair value of $116.2 million based on the fair value of the swap.
     The 9 1/4% Notes had a fair value of approximately $2.0 million as of June 24, 2006 based on inter-dealer prices, as compared to the book value of $2.0 million as of June 24, 2006. On July 17, 2006, the Company paid off the remaining $2.0 million 9 1/4% Notes at a redemption price of 104.625% of their principal amount plus accrued interest.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” above.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There has been no significant change in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Environmental matters
     In order to settle enforcement actions and citizens suits, and to ensure that the Company and the regulatory agencies all agree that the Company is implementing appropriate advanced technology, we have entered into consent decrees with the State of Missouri, and with the federal government and a citizens group. The decrees have generally required that we pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that we research, develop, and implement new technologies for environmental controls at the Missouri operations.
     In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violation of air and water regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing impacts to the environment. As a result of the consent decrees, the Company now estimates that it will invest approximately $33 million in Next Generation Technology by the 2010 deadline, of which $12.4 million has been spent as of June 24, 2006. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially complete and the plant continues to operate in the start-up phase. The Company has spent $10.0 million on the construction of the plant.
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
Item 1A. Risk Factors
Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

Premium Standard Farms, Inc.

August 3, 2006	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)