Form 10-Q
period 2006-09-23
PREMIUM STANDARD FARMS, INC.
filed 2006-11-02
CIK 1143967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 23, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of November 1, 2006, there were 31,972,806 shares of the Registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 23, 2006 and March 25, 2006
(in 000’s)
(Unaudited)

	September 23,	March 25,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,471	$25,512
Accounts receivable, net	30,039	28,761
Inventories	172,642	167,030
Deferred income taxes	7,873	8,175
Income tax receivable	4,039	—
Prepaid expenses and other	10,782	4,990

Total current assets	241,846	234,468

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	102,606	102,501
Buildings	298,772	298,292
Machinery and equipment	300,605	297,970
Breeding stock	45,680	44,868
Construction in progress	29,343	10,008

	777,006	753,639
Less- accumulated depreciation	368,705	348,643

Total property, plant, equipment and breeding stock	408,301	404,996

GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	1,922	2,137
Other	8,682	11,252

Total other long-term assets	10,604	13,389

Total assets	$736,749	$728,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,151	$9,044
Accrued expenses	53,566	43,313
Dividends payable	1,173	911
Due to related party (including dividends payable of $746 and $986)	837	1,008
Income tax payable	—	3,204
Accrued interest	964	997
Current maturities of long-term debt and capital leases	624	810

Total current liabilities	65,315	59,287

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	125,333	127,542
Other long-term liabilities	6,291	6,327
Deferred income taxes	70,704	74,975

Total long-term liabilities	202,328	208,844

Total liabilities	267,643	268,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock	319	316
Additional paid-in capital	378,954	378,083
Accumulated other comprehensive income, net of tax	2,241	2,748
Retained earnings	87,592	79,573

Total shareholders’ equity	469,106	460,720

Total liabilities and shareholders’ equity	$736,749	$728,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
13 and 26 weeks ended September 23, 2006 and September 24, 2005
(in 000’s except share and per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Net sales	$220,396	$213,231	$426,554	$458,538
Cost of goods sold	195,760	186,350	383,037	374,590

Gross profit	24,636	26,881	43,517	83,948

Selling, general and administrative expenses	15,612	5,686	22,184	13,119
Loss on early extinguishment of debt	92	—	92	21,707
Other income	(264)	(72)	(479)	(356)

Operating income	9,196	21,267	21,720	49,478

Interest expense (income):
Interest expense	1,759	2,096	3,704	5,291
Interest income	(325)	(21)	(712)	(152)

Interest expense, net	1,434	2,075	2,992	5,139

Income before income taxes	7,762	19,192	18,728	44,339

Income tax expense	3,493	6,962	6,869	16,737

Net income	$4,269	$12,230	$11,859	$27,602

Unrealized (loss) gain on interest rate swap, net of tax	(3,212)	1,822	(507)	212

Comprehensive income	$1,057	$14,052	$11,352	$27,814

Earnings per share:
Basic	$0.13	$0.40	$0.38	$0.89
Diluted	$0.13	$0.39	$0.37	$0.88
Weighted average number of common shares outstanding:
Basic	31,648,502	30,928,524	31,620,574	30,928,524
Diluted	31,837,590	31,332,313	31,822,175	31,236,245

Dividends declared per share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
26 Weeks ended September 23, 2006 and September 24, 2005
(in 000’s)
(Unaudited)

	September 23,	September 24,
	2006	2005

OPERATING ACTIVITIES:
Net income	$11,859	$27,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,607	30,030
Stock-based compensation	700	319
Amortization of deferred financing costs	214	270
Premium on early extinguishment of debt	92	17,762
Write-off of deferred financing costs	—	3,945
Deferred income taxes	(3,633)	2,243
Excess tax benefits from share-based payment arrangements	(154)	—
Net gain on sale of property, plant, equipment and breeding stock	(3,425)	(3,923)
Changes in operating assets and liabilities, net:
Accounts receivable	(1,278)	(450)
Inventories	(5,612)	(11,082)
Prepaid expenses and other assets	(9,568)	571
Accounts payable, accrued expenses and other liabilities	4,882	(10,855)

Net cash provided by operating activities	22,684	56,432

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(35,267)	(25,010)
Proceeds from disposal of property, plant, equipment and breeding stock	8,056	8,484
Proceeds from sale of joint venture	1,637	—

Net cash used in investing activities	(25,574)	(16,526)

FINANCING ACTIVITIES:
Checks issued against future deposits	—	10,716
Excess tax benefits from share-based payment arrangements	154	—
Dividends paid	(3,819)	(1,879)
Proceeds from revolving debt	—	11,838
Proceeds from term loan	—	125,000
Repayments on senior unsecured notes	(2,000)	—
Payments for deferred financing costs	—	(921)
Premium on early extinguishment of debt	(92)	(17,762)
Repayments on long-term debt	(394)	(173,363)

Net cash used in financing activities	(6,151)	(46,371)

Net decrease in cash and cash equivalents	(9,041)	(6,465)

CASH AND CASH EQUIVALENTS, beginning of period	25,512	10,054

CASH AND CASH EQUIVALENTS, end of period	$16,471	$3,589

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,963	$8,980
Income tax paid	17,577	15,108
Noncash operating activities-
Fair value of interest rate swap	(844)	347
Noncash investing activities-
Current liabilities related to purchases of property, plant, equipment and breeding stock	1,274	—
Noncash financing activities-
Dividend payable	1,918	1,879
Conversion of incentive plan to restricted stock	—	1,829
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
On September 17, 2006, Premium Standard Farms, Inc. (“PSF”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc. (“Smithfield”) and KC2 Merger Sub, Inc., a wholly owned subsidiary of Smithfield (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into PSF, with PSF as the surviving corporation of the merger (the “Merger”). As a result of the Merger, PSF will become a wholly owned subsidiary of Smithfield and each outstanding share of PSF common stock will be converted into the right to receive 0.678 of a share of Smithfield common stock and $1.25 in cash. Under limited circumstances, Smithfield will increase by up to $1.00 the amount of cash to be included in the merger consideration and decrease the fraction of a share of Smithfield common stock by an amount having an equivalent value (based on the average price of Smithfield common stock during a specified period prior to closing) as the amount of the increase in cash. Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by PSF’s stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement further provides that PSF will be required, in the event the Merger Agreement is terminated under certain specified circumstances, to pay a fee of $27.4 million, and that Smithfield will be required to pay PSF a fee of $100.0 million, if the Merger Agreement is terminated under certain specified circumstances because of the inability to obtain approval under antitrust laws.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the PSF and Subsidiaries (collectively the “Company”) consolidated financial statements for the year ended March 25, 2006 filed with the Securities and Exchange Commission on Form 10-K. It is suggested that this report be read in conjunction with those consolidated statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end financial statements presented were derived from the Company’s audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations.
Premium Standard Farms, Inc. is a Delaware company formed in 1996 and is currently 38.9% owned by ContiGroup Companies, Inc. (“ContiGroup”). On June 1, 2006, the Company completed a secondary public offering of shares of common stock in which ContiGroup sold shares and reduced its ownership from 52.0% to 38.9%.
Note 2 – Stock-based compensation
The Company followed the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 required prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
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
The Company’s net income for the 13 and 26 weeks ended September 23, 2006 included $286,000 and $700,000, respectively, of compensation costs included in Selling, general and administrative expenses and $108,000 and $265,000, respectively, of deferred tax benefits related to our stock-based compensation arrangements. The Company’s net income for the 13 and 26 weeks ended September 24, 2005 included $300,000 and $319,000, respectively, of compensation costs included in Selling, general and administrative expenses and $117,000 and $124,000, respectively, of deferred tax benefits related to our stock-based compensation arrangements.
Prior to adopting SFAS 123(R) the Company accounted for stock compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) as allowed under Statement of Financial Accounting Standards No. 123 , “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized for stock options because the exercise price equaled the fair market value of the underlying stock at the date of grant. For restricted stock grants the Company recognized expense over the vesting period using the straight-line multiple award approach and will apply that approach to all future awards. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS 123 for the 13 and 26 weeks ended September 24, 2005 (in thousands, except for per share amounts).

	13 Weeks Ended		26 Weeks Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Net income, as reported	$4,269	$12,230	$11,859	$27,602

Add: Stock-based compensation expense included in net income, net of related taxes	178	183	435	195
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	178	260	435	278

Pro forma net income	$4,269	$12,153	$11,859	$27,519

Basic earnings per share, as reported	$0.13	$0.40	$0.38	$0.89
Basic earnings per share, pro forma	$0.13	$0.39	$0.38	$0.89

Diluted earnings per share, as reported	$0.13	$0.39	$0.37	$0.88
Diluted earnings per share, pro forma	$0.13	$0.39	$0.37	$0.88

Employee Stock-Based Incentive Plans
As of September 23, 2006, the Company had two stock-based incentive plans: the 1999 Equity Incentive Plan (the 1999 Plan) and the 2005 Long-Term Incentive Plan (the 2005 Plan).
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
The Company issues new shares to satisfy stock option exercises. There were 8,742 options exercised during the 13 and 26 weeks ended September 23, 2006 at a market price of $16.68. The total intrinsic value of these options was $37,000. These options were converted to shares based on their intrinsic value and resulted in the issuance of 1,458 new shares of the Company’s common stock.
During the 13 and 26 weeks ended September 23, 2006, there were 65,716 options to purchase stock at an average exercise price of $13.72 and 72,975 restricted stock units cancelled due to employees leaving the Company prior to reaching the required service period to vest. There were also 1,000 restricted stock grants made to a newly elected board member with a grant date fair value of $16.60 per restricted stock unit. These restricted stock units have a three year cliff vesting.
As of September 23, 2006, total compensation cost related to nonvested stock options and restricted stock grants not yet recognized was $3.5 million which is expected to be recognized over a weighted-average period of 2.2 years. These non-vested stock options and restricted shares will immediately vest upon a change in control which will occur if the Merger Agreement mentioned in Note 1 is approved and the transaction closes.
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
In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective beginning with the first quarter 2009 fiscal period. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective for fiscal year ending 2007, the Company will be required to fully recognize the assets and obligations associated with its defined benefit plans. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
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
In the 13 and 26 weeks ended September 23, 2006, there were stock options with the right to purchase 238,206 shares that were considered antidilutive. The stock options have an exercise price of $14.53 per share and will expire on June 17, 2016. In the 13 and 26 weeks ended September 24, 2005, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. During the 13 and 26 weeks ended September 23, 2006, 17,148 and 346,029 shares were issued upon the exercise of warrants, respectively. The warrants had an exercise price of $15.21 per share and expired on September 17, 2006. The following schedule shows computation of net earnings per share for the 13 and 26 weeks ended September 23, 2006 and September 24, 2005 (in thousands, except share and per share information).

	13 Weeks Ended		26 Weeks Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Basic Computation:

Net income	$4,269	$12,230	$11,859	$27,602
Weighted average common shares outstanding	31,648,502	30,928,524	31,620,574	30,928,524

Basic earnings per share	$0.13	$0.40	$0.38	$0.89

Diluted Computation:

Net income	$4,269	$12,230	$11,859	$27,602
Weighted average common shares outstanding	31,648,502	30,928,524	31,620,574	30,928,524
Net effect of dilutive stock options and warrants based on the treasury stock method	189,088	403,789	201,601	307,721

Outstanding shares for diluted earnings per share	31,837,590	31,332,313	31,822,175	31,236,245

Diluted earnings per share	$0.13	$0.39	$0.37	$0.88

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
The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. For the 13 and 26 weeks ended September 23, 2006, losses marked to market on commodity contracts recognized in revenue for lean hog futures were $0.6 million and $0.7 million, respectively, while gains recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $0.3 million and $0.1 million, respectively. For the 13 and 26 weeks ended September 24, 2005, (losses) gains marked to market on commodity contracts recognized in revenue for lean hog futures were ($2.9) million and $12.1 million, respectively, while gains recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $0.4 million and $1.9 million, respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of $1.6 million and $3.3 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at September 23, 2006 and March 25, 2006, respectively.
During fiscal year 2006, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on $125 million of bank debt from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and, as of September 23, 2006 and March 25, 2006, recorded a current asset of $0.8 million and $0.6 million, respectively, included in Prepaid Expenses and Other and a long-term asset of $2.8 million and $3.8 million, respectively, included in Other assets in the condensed consolidated balance sheets relating to the fair value of the swap. For the 13 and 26 weeks ended September 23, 2006, the Company decreased accumulated other comprehensive income by $3.2 million and $0.5 million, net of $2.0 million and $0.3 million in deferred taxes, respectively. The interest rate swap will mature on May 9, 2015.

Note 6 – Goodwill and intangible assets
The Company follows Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the 13 and 26 weeks ended September 23, 2006 and September 24, 2005.
Note 7 – Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	September 23, 2006	March 25, 2006
Hogs	$149,227	$147,391
Processed pork products	16,010	13,348
Packaging and supplies	2,743	2,248
Grain, feed additives and other	4,662	4,043

	$172,642	$167,030

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

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
For the 13 weeks ended September 23, 2006-
Net sales	$204,587	$143,248	$(127,439)	$220,396
Intersegment sales	(556)	(126,883)	—	—
Operating income (loss)	(1,248)	24,637	(14,193)	9,196

For the 13 weeks ended September 24, 2005-
Net sales	$195,234	$144,857	$(126,860)	$213,231
Intersegment sales	(496)	(126,364)	—	—
Operating income (loss)	2,300	23,420	(4,453)	21,267

As of and for the 26 weeks ended September 23, 2006-
Net sales	$395,518	$274,855	$(243,819)	$426,554
Intersegment sales	(1,107)	(242,712)	—	—
Operating income (loss)	3,531	37,446	(19,257)	21,720
Assets	197,587	491,681	47,481	736,749
Goodwill	25,020	50,978	—	75,998

For the 26 weeks ended September 24, 2005-
Net sales	$404,434	$316,549	$(262,445)	$458,538
Intersegment sales	(1,154)	(261,291)	—	—
Operating income (loss)	5,868	75,745	(32,135)	49,478

Year ending March 25, 2006-
Assets	184,997	494,308	49,546	728,851
Goodwill	25,020	50,978	—	75,998
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
On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which the Company purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. Consistent with the Company’s March 25, 2006 Form 10-K, the Company reclassified the premium on early extinguishment of debt of $17.8 million in the condensed consolidated statement of cash flows as an operating activity inflow and a financing activity outflow in the 26 weeks ended September 24, 2005. On July 17, 2006, the Company paid off the remaining $2.0 million 9 1/4% Notes at a redemption price of 104.625% of their principal amount plus accrued interest.

On June 24, 2005, the Company entered into a second amended and restated loan and security agreement with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility and a $125.0 million term facility.
As of August 30, 2006, the credit agreement was amended to provide for the combined payment of dividends or redemption of stock in any one fiscal year of not more than $25.0 million from the previous limit of $15.0 million.
The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was outstanding at September 23, 2006, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
At September 23, 2006, the Company had no borrowings outstanding under the revolving credit facility, $13.2 million in letters of credit and $161.8 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at September 23, 2006).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of fiscal year 2006 and each quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) cannot be greater than 4.0-to-1.0 as of the end of each fiscal quarter. At September 23, 2006, the Company was in compliance with all covenants under the credit agreement.
In addition, the credit agreement contains the following negative covenants, among others: limitations on encumbrances, disposal of assets, acquisitions, additional indebtedness, capital investment and pre-payment of subordinated debt. The credit agreement also limits the amount of cash dividends the Company may pay to $25.0 million annually.
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
In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25.0 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violations of environmental regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25.0 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing potential impacts to the environment. The Company estimated in 2004 that it would invest approximately $33.0 million in additional capital for Next Generation Technology by the 2010 deadline, of which $13.7 million has been spent as of September 23, 2006. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant continues to operate in the start-up phase. The Company has spent $10.1 million on the construction of the plant.
Two suits based on the law of nuisance were filed against ContiGroup and the Company in 2002 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). A jury trial involving six plaintiffs in the Steven Adwell case resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found ContiGroup and the Company liable for punitive damages, however, the parties agreed to settle for the amount of the compensatory damages and the plaintiffs waived punitive damages. There are 29 plaintiffs remaining in the Steven Adwell, et al. vs. PSF, et al. case as well as 24 plaintiffs remaining in the Michael Adwell, et al. vs. PSF, et al. case.
Two other nuisance lawsuits were filed in March of 2004 by the same attorneys (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with the Company. Plaintiffs allege that these farms interfered with the plaintiffs’ use and enjoyment of their respective properties. The Company believes it has good defenses to these actions and intends to vigorously defend these suits.
On May, 2004 the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of the Company’s farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and enjoy their respective properties. The Company believes it has good defenses to this action and intends to vigorously defend this suit.
In connection with and in consideration of the settlement discussed above, the Company has recorded an expense of $7.4 million as Selling, general and administrative expense in the 13 week period ended September 23, 2006 for the settlement and other odor nuisance cases outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this report on Form 10-Q, the terms “we,” “us,” and “our” refer collectively to Premium Standard Farms, Inc. and its subsidiaries. The terms “expect,” “anticipate,” “may,” “believe,” “will,” and similar expressions made with respect to our earnings and outlook for the future contain some forward-looking information. Naturally, all forward-looking statements involve risk and uncertainty and actual results or events could be materially different. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ include: economic conditions generally and in our principal markets; competitive practices and consolidation in the pork production and processing industries; the impact of current and future laws, governmental regulations and fiscal policies affecting our industry and operations, including environmental laws and regulations, trade embargoes and tariffs; developments relating to our pending merger with Smithfield, including the costs relating to the proposed merger and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; uncertainties relating to litigation involving us; domestic and international transportation disruptions; food safety; the availability of additional capital to fund future commitments and expansion and the cost and terms of financing; the extent to which we are able to manage animal health issues; feed ingredient costs; fluctuations in live hog and wholesale pork prices; customer demands and preferences; and the occurrence of natural disasters and other occurrences beyond our control. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur. See also our Annual Report on Form 10-K for other important factors that could cause results to differ materially from those in any such forward-looking statements. Information in prior reports may not be current and may be superseded by more recent information reported by us.
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

Pork and Hog Prices (September 2003-September 2006)

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
Corn $/Bushel (September 2003-September 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (September 2003-September 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
On September 29, 2006, the USDA issued its quarterly Hogs and Pigs Inventory Report that indicated a 1.8% increase in the breeding herd, and current hog inventories approximately 0.3% greater than the previous year. Continued strong demand has kept hog prices at relatively high levels for the quarter ended September 23, 2006. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future. We expect that pork prices and lean hog prices will be lower in fiscal year 2007 than the levels experienced in fiscal year 2006. Consequently, we believe that our net sales and net income for fiscal year 2007 will be substantially lower than in fiscal year 2006.
On October 12, 2006, the USDA issued the latest crop production report for the year, showing an increase in soybean production and a decrease in corn production versus last year. The increase in soybean production is expected to result in record carryout and ample supplies, while the decrease in corn production combined with the increase in demand for corn is expected to result in tighter supplies and increased prices compared to last year. Prices of corn and soybeans, the primary ingredients in our feed rations, may fluctuate in the near term primarily relating to weather conditions, storage capabilities, and concerns over soybean rust.
Recent Developments
On September 17, 2006, Premium Standard Farms, Inc. (“PSF”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc. (“Smithfield”) and KC2 Merger Sub, Inc., a wholly owned subsidiary of Smithfield (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into PSF, with PSF as the surviving corporation of the merger (the “Merger”). As a result of the Merger, PSF will become a wholly owned subsidiary of Smithfield and each outstanding share of PSF common stock will be converted into the right to receive 0.678 of a share of Smithfield common stock and $1.25 in cash. Under limited circumstances, Smithfield will increase by up to $1.00 the amount of cash to be included in the merger consideration and decrease the fraction of a share of Smithfield common stock by an amount having an equivalent value (based on the average price of Smithfield common stock during a specified period prior to closing) as the amount of the increase in cash. Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by PSF’s stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement further provides that PSF will be required, in the event the Merger Agreement is terminated under certain specified circumstances, to pay a fee of $27.4 million, and that Smithfield will be required to pay PSF a fee of $100.0 million, if the Merger Agreement is terminated under certain specified circumstances because of the inability to obtain approval under antitrust laws.
Results of Operations
13 Weeks Ended September 23, 2006 Compared to the 13 Weeks Ended September 24, 2005
The following table presents selected financial information for our production and processing segments for the 13 weeks ended September 23, 2006 and September 24, 2005. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended September 23, 2006 to the quarter ended September 24, 2005. Intersegment sales are based on market prices.

	For the 13 Weeks Ended		Qtr to Qtr Change
	September 23, 2006	September 24, 2005	2006 to 2005%
	(In millions except percentages)
Net Sales
Processing	$204.6	$195.2	$9.4	4.8%
Production	143.2	144.9	(1.7)	(1.2)%
Intersegment	(127.4)	(126.9)	(0.5)	(0.4)%

Total Net Sales	$220.4	$213.2	$7.2	3.4%

Gross Profit
Processing	$0.1	$3.4	$(3.3)	(97.1)%
Production	24.5	23.5	1.0	4.3%

Total Gross Profit	$24.6	$26.9	$(2.3)	(8.6)%

Operating Income (Loss)
Processing	$(1.2)	$2.3	$(3.5)	(152.2)%
Production	24.6	23.4	1.2	5.1%
Corporate	(14.1)	(4.4)	(9.7)	(220.5)%
Loss on early extinguishment of debt	(0.1)	—	(0.1)	*

Total Operating Income	$9.2	$21.3	$(12.1)	(56.8)%

*	Not meaningful
Consolidated
Net Sales. Net sales increased by $7.2 million, or 3.4%, to $220.4 million in the second quarter of fiscal year 2007 from $213.2 million in the comparable period last year. The increase was attributable to an improvement in lean hog and wholesale pork prices and results related to lean hog futures of $13.4 million and $2.3 million, respectively, offset by an $8.5 million decrease in volume related to our hog production segment. Overall, live hog and wholesale pork prices improved compared to the prior period even with an increase in supplies of pork industry wide. For the pork industry domestic demand has dampened somewhat, while export demand remains solid, but at rates of increase significantly less than in previous years. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit decreased by $2.3 million to $24.6 million in the second quarter of fiscal year 2007 from $26.9 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 11.2% from 12.6%. The current quarter gross profit decrease is primarily the result of a 9.3% increase in costs on a per hundred weight basis to produce our products during the second quarter of fiscal year 2007 compared to the same period last year being partially offset by higher hog and wholesale pork prices as mentioned above. See Segment Analysis below for comments on changes in costs by business segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 7.1% in the second quarter of fiscal year 2007 from 2.7% in the comparable period last year. In dollar terms, Selling, general and administrative expenses increased by $9.9 million to $15.6 million in the second quarter of fiscal year 2007 from $5.7 million in the comparable period last year. The increase is attributable to several items, primarily $7.4 million in litigation charges for the settlement of part of the Steven Adwell lawsuit and additional reserves accrued for odor nuisance cases outstanding and $1.6 million in expenses incurred relating to the proposed merger with Smithfield. For additional information concerning these lawsuits, see “Legal Proceedings” in Item 1 of Part II of this report and “Risk Factors” in Item 1A of Part II of this report.
Operating Income. Operating income decreased by $12.1 million to $9.2 million in the second quarter of fiscal year 2007 from $21.3 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
Interest Expense, net. Interest expense, net, decreased by $0.7 million, or 33.3%, to $1.4 million in the second quarter of fiscal year 2007 from $2.1 million in the comparable period last year. The decrease is attributable to less average total debt outstanding combined with interest income on excess cash invested during the second quarter of fiscal year 2007 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.
Income Tax Expense. Our effective tax rate was 45.0% in the second quarter of fiscal year 2007 compared to 36.3% in the comparable period last year. The increase was primarily related to the nondeductibility of transaction costs associated with the proposed merger with Smithfield. For the remainder of fiscal year 2007, our effective tax rate is expected to approximate 39.0%.
Segment Analysis
Pork Processing. Net sales increased $9.4 million, or 4.8%, to $204.6 million in the second quarter of fiscal year 2007 from $195.2 million in the comparable period last year. The increase resulted from a 3.2% improvement in pork product sales prices, combined with a 1.6% increase in volume processed compared to the same period last year. The increase in volume was primarily attributable to increased capacity utilization during the second quarter of fiscal year 2007 compared to the prior year at our Clinton facility.
Gross profit decreased by $3.3 million to $0.1 million in the second quarter of fiscal year 2007 from $3.4 million in the comparable period last year. While our overall sales prices increased 3.2% and our cost to purchase market hogs increased by 1.1%, our other processing costs, primarily freight, labor and packaging, increased $2.0 million, or 2.1% on a per head basis, compared to the same period in the prior year.
Operating income decreased by $3.5 million to a loss of $1.2 million in the second quarter of fiscal year 2007 from income of $2.3 million in the comparable period last year. The decrease was attributable to the factors mentioned above combined with increased sales and marketing expenses.
Hog Production. Net sales decreased by $1.7 million, or 1.2%, to $143.2 million in the second quarter of fiscal year 2007 from $144.9 million in the comparable period last year. The decrease primarily resulted from a 6.1% decrease in volume attributable to decreases in production across the segment primarily relating to health issues, partially offset by a 3.8% improvement in live hog sales prices. As mentioned above, there was a $2.3 million improvement in results related to lean hog futures recorded in the second quarter of fiscal year 2007 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit increased by $1.0 million to $24.5 million in the second quarter of fiscal year 2007 from $23.5 million in the comparable period last year. The increase was the result of the improvement in sales prices and results from lean hog futures mentioned above, partially offset by a 4.5% increase in hog production costs on a per hundred weight basis. The increase in hog production cost was due primarily to the impact of lower productivity across the segment in the second quarter of fiscal year 2007 compared to the same period in the prior year.

Operating income increased by $1.2 million to $24.6 million in the second quarter of fiscal year 2007 from $23.4 million in the comparable period last year. The increase is attributable to the factors mentioned above.
26 Weeks Ended September 23, 2006 Compared to the 26 Weeks Ended September 24, 2005
The following table presents selected financial information for our production and processing segments for the 26 weeks ended September 23, 2006 and September 24, 2005. The two columns under year-to-year change show the dollar and percentage change from the first two quarters ended September 23, 2006 to the first two quarters ended September 24, 2005. Intersegment sales are based on market prices.

	For the 26 Weeks Ended		Year to Year Change
	September 23, 2006	September 24, 2005	2006 to 2005%
	(In millions except percentages)
Net Sales
Processing	$395.5	$404.4	$(8.9)	(2.2)%
Production	274.9	316.5	(41.6)	(13.1)%
Intersegment	(243.8)	(262.4)	18.6	7.1%

Total Net Sales	$426.6	$458.5	$(31.9)	(7.0)%

Gross Profit
Processing	$6.2	$8.1	$(1.9)	(23.5)%
Production	37.3	75.8	(38.5)	(50.8)%

Total Gross Profit	$43.5	$83.9	$(40.4)	(48.2)%

Operating Income (Loss)
Processing	$3.5	$5.9	$(2.4)	(40.7)%
Production	37.4	75.7	(38.3)	(50.6)%
Corporate	(19.1)	(10.4)	(8.7)	(83.7)%
Loss on early extinguishment of debt	(0.1)	(21.7)	21.6	*

Total Operating Income	$21.7	$49.5	$(27.8)	(56.2)%

*	Not meaningful
Consolidated
Net Sales. Net sales decreased by $31.9 million, or 7.0%, to $426.6 million in the first two quarters of fiscal year 2007 from $458.5 million in the comparable period last year. The decrease was attributable to a $19.8 million decrease in volume primarily related to our hog production segment combined with a decrease in results related to lean hog futures of $12.7 million, offset by a $0.6 million improvement in live hog and wholesale pork prices. Overall, live hog and wholesale pork prices improved slightly compared to the prior period even with an increase in supplies of pork industry wide. For the pork industry domestic demand has dampened somewhat, while export demand remains solid, but at rates of increase significantly less than in previous years. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit decreased by $40.4 million to $43.5 million in the first two quarters of fiscal year 2007 from $83.9 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 10.2% from 18.3%. The gross profit decrease is primarily the result of a 7.0% increase in costs on a per hundred weight basis to produce our products during the first two quarters of fiscal year 2007 compared to the same period last year combined with the decrease in volumes and results related to lean hog futures mentioned above. See Segment Analysis below for comments on changes in costs by business segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 5.2% in the first two quarters of fiscal year 2007 from 2.9% in the comparable period last year. In dollar terms, Selling, general and administrative expenses increased by $9.1 million to $22.2 million in the first two quarters of fiscal year 2007 from $13.1 million in the comparable period last year. The increase is primarily attributable to $7.4 million in litigation charges for the settlement of part of the Steven Adwell lawsuit and additional reserves accrued for odor nuisance cases outstanding and $1.6 million in expenses incurred relating to the proposed merger with Smithfield. For additional information concerning these lawsuits, see “Legal Proceedings” in Item 1 of Part II of this report and “Risk Factors” in Item 1A of Part II of this report.
Operating Income. Operating income decreased by $27.8 million to $21.7 million in the first two quarters of fiscal year 2007 from $49.5 million in the comparable period last year. The decrease is attributable to the factors mentioned above, offset by a charge of $21.7 million relating to an early extinguishment of debt charge in the prior year.
Interest Expense, net. Interest expense, net, decreased by $2.1 million, or 41.2%, to $3.0 million in the first two quarters of fiscal year 2007 from $5.1 million in the comparable period last year. The decrease is attributable to less average total debt outstanding combined with interest income on excess cash invested during the first two quarters of fiscal year 2007 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.
Income Tax Expense. Our effective tax rate was 36.7% in the first two quarters of fiscal year 2007 compared to 37.7% in the comparable period last year. The decrease was primarily related to discrete events required to be recorded during the period and the estimated tax deduction for qualified production activities provided by the American Jobs Creation Act of 2004, partially offset by the nondeductibility of transaction costs associated with the proposed merger with Smithfield. For the remainder of fiscal year 2007, our effective tax rate is expected to approximate 39.0%.
Segment Analysis
Pork Processing. Net sales decreased $8.9 million, or 2.2%, to $395.5 million in the first two quarters of fiscal year 2007 from $404.4 million in the comparable period last year. The decrease primarily resulted from a decrease in volume processed compared to the same period last year. The decrease in volume was primarily attributable to decreased productivity from our hog production segment as discussed below.
Gross profit decreased by $1.9 million to $6.2 million in the first two quarters of fiscal year 2007 from $8.1 million in the comparable period last year. While our overall sales prices improved slightly and our cost to purchase market hogs decreased by 3.7%, our other processing costs, primarily freight, labor and packaging, increased $5.1 million, or 6.5% on a per head basis, compared to the same period in the prior year.
Operating income decreased by $2.4 million to $3.5 million in the first two quarters of fiscal year 2007 from $5.9 million in the comparable period last year. The decrease was attributable to the factors mentioned above combined with increased sales and marketing expenses.
Hog Production. Net sales decreased by $41.6 million, or 13.1%, to $274.9 million in the first two quarters of fiscal year 2007 from $316.5 million in the comparable period last year. The decrease primarily resulted from a 6.5% decrease in volume attributable to declines in production across the segment primarily relating to health issues, combined with a 3.0% decrease in live hog sales prices. As mentioned above, there was a $12.7 million decrease in results related to lean hog futures recorded in the first two quarters of fiscal year 2007 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit decreased by $38.5 million to $37.3 million in the first two quarters of fiscal year 2007 from $75.8 million in the comparable period last year. The decrease was the result of decrease in sales prices and results from lean hog futures mentioned above, combined with a 5.7% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to the impact of lower productivity across the segment in the first two quarters of fiscal year 2007 compared to the same period in the prior year.
Operating income decreased by $38.3 million to $37.4 million in the first two quarters of fiscal year 2007 from $75.7 million in the comparable period last year. The increase is attributable to the factors mentioned above.

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
Net cash flow provided by operating activities was $22.2 million and $56.4 million for the first two quarters ended in fiscal years 2007 and 2006, respectively. The decrease in the first two quarters of fiscal year 2007 compared to the same period last year was primarily due to reduced earnings and increases in taxes paid and in working capital needs in fiscal year 2007 and the impact of the tender offer premium described below.
Net cash flow used in investing activities was $25.0 million and $16.5 million for the first two quarters ended in fiscal years 2007 and 2006, respectively. Net cash used in investing activities consisted of $35.3 million and $25.0 million for capital expenditures relating to property, plant and equipment and breeding stock during the first two quarters ended in fiscal years 2007 and 2006, respectively. We received proceeds from disposal of property, plant, equipment and breeding stock of $8.1 million and $8.5 million during the first two quarters ended in fiscal years 2007 and 2006, respectively, primarily representing culled breeding stock. During fiscal year 2007, we also received $1.6 million for the sale of our 50% interest in Oldham’s, LLC, for which no gain or loss was realized.
Net cash flow used in financing activities was $6.2 million and $46.4 million for the first two quarters ended in fiscal years 2007 and 2006, respectively. During the first quarter of fiscal year 2007, excess cash generated was invested while during the first quarter of fiscal year 2006, excess cash was used to pay down outstanding debt. During the first two quarters of fiscal year 2007, we paid $3.8 million in dividends.
On May 9, 2005, we completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which we purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under our bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. The remaining $2.0 million of 9 1/4% Notes were redeemed in July 2006, at an initial redemption price of 104.625 percent of their principal amount plus accrued interest.
On June 24, 2005, we entered into a second amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility and a $125.0 million term facility.
As of August 30, 2006, the credit agreement was amended to provide for the combined payment of dividends or redemption of stock in any one fiscal year of not more than $25.0 million from the previous limit of $15.0 million.
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

Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at September 23, 2006).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2007 and thereafter. The maximum leverage ratio (based on the EBITDA calculation), as of the end of each fiscal quarter, cannot be greater than 4.0-to-1.0. At September 23, 2006, we were in compliance with all covenants under the credit agreement.
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
Total indebtedness at September 23, 2006 was $126.0 million, as compared to $140.6 million at September 24, 2005. At September 23, 2006, we had no borrowings under our revolving credit facility, $13.2 million in letters of credit and $161.8 million available for borrowing under our revolving credit facility.
In fiscal year 2007, we expect to spend approximately $65 to $70 million on net capital expenditures as follows (including amounts spent to date):
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
Subject to the terms of the merger agreement, if we consummate any material acquisitions or expand our operations, we may need to seek additional sources of funding, which might potentially come from the issuance of additional equity, debt or the pursuit of joint ventures to the extent that such options are available. Acquisitions or further expansion of our operations could cause our leverage to increase. To finance any acquisition or joint venture, we may use availability under the credit agreement, equity financing or other financing alternatives available at the time.
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
For the 13 and 26 weeks ended September 23, 2006, losses marked to market on commodity contracts recognized in revenue for lean hog futures were $0.6 million and $0.7 million, respectively, while gains recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $0.3 million and $0.1 million, respectively. For the 13 and 26 weeks ended September 24, 2005, (losses) gains marked to market on commodity contracts recognized in revenue for lean hog futures were ($2.9) million and $12.1 million respectively while gains recognized in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities were $0.4 million and $1.9 million, respectively. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of September 23, 2006, the potential change in fair value of exchange-traded contracts, assuming a 10% change in the underlying commodity price, was $13.2 million.
We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would currently have no impact on interest expense as we have no variable rate borrowings outstanding as of September 23, 2006 that have not been fixed through our interest rate swap agreement. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year 2006, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (currently 0.875% at September 23, 2006). The swap is accounted for as a cash flow hedge under SFAS 133. During the 13 and 26 weeks ended September 23, 2006, we decreased accumulated other comprehensive income by $3.2 million and $0.5 million, net of $2.0 million and $0.3 million in deferred taxes, respectively for the change in the market value of the swap. At September 23, 2006, our term debt had a carrying value of $125.0 million and a fair value of $121.4 million based on the fair value of the swap.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” above.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Environmental matters
In order to settle enforcement actions and citizens suits, and to ensure that we and the regulatory agencies all agree that we are implementing appropriate advanced technology, we have entered into consent decrees with the State of Missouri, and with the federal government and a citizens group. The decrees have generally required that we pay penalties to settle past alleged regulatory violations, and the decrees and the voluntary agreement require that we research, develop, and implement new technologies for environmental controls at the Missouri operations.
In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25.0 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violations of environmental regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25.0 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology we install will be effective in reducing potential impacts to the environment. We estimated in 2004 that we would invest approximately $33.0 million in additional capital for Next Generation Technology by the 2010 deadline, of which $13.7 million has been spent as of September 23, 2006. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant continues to operate in the start-up phase. We have spent $10.1 million on the construction of the plant.
Two suits based on the law of nuisance were filed against ContiGroup and us in 2002 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). A jury trial involving six plaintiffs in the Steven Adwell case resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million. The jury also found ContiGroup and us liable for punitive damages, however, the parties agreed to settle for the amount of the compensatory damages and the plaintiffs waived punitive damages. There are 29 plaintiffs remaining in the Steven Adwell, et al. vs. PSF, et al. case as well as 24 plaintiffs remaining in the Michael Adwell, et al. vs. PSF, et al. case.
Two other nuisance lawsuits were filed in March of 2004 by the same attorneys (Fred Torrey, et al. vs. PSF, et al., and, Doyle Bounds, et al. vs. PSF, et al.). Two additional nuisance suits were filed in May 2004 in Daviess County Circuit Court, Gallatin, Missouri entitled Vernon Hanes et al. v. Premium Standard Farms, Inc. et al. and Steve Hanes et al. v. Premium Standard Farms, Inc., et al. The same lawyer that represents Hanes has filed another nuisance lawsuit in June 2005 entitled William J. Engel, III, et al. vs. PSF, et al. There are multiple plaintiffs in each suit, who claim to live near swine farms owned or under contract with us. Plaintiffs allege that these farms interfered with the plaintiffs’ use and enjoyment of their respective properties. We believe that we have good defenses to these actions and intend to vigorously defend these suits.
On May, 2004 the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and enjoy their respective properties. We believe that we have good defenses to this action and intend to vigorously defend this suit.
In connection with and in consideration of the settlement discussed above, we recorded an expense of $7.4 million as Selling, general and administrative expense in the 13 week period ended September 23, 2006 for the settlement and other odor nuisance cases outstanding.

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
Other legal matters
In addition, we are involved from time to time in routine litigation incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, we believe that none of the currently pending proceedings should, individually or in the aggregate, have a material adverse effect on our financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described below in addition to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006, which could materially affect our business, financial condition or results of operations. In addition, if our pending merger with Smithfield is completed, the combined company will face additional risks. For information about these risks, refer to the Form S-4 registration statement filed with the Securities and Exchange Commission by Smithfield (SEC File No. 333-___), including the disclosures under the heading “Risk Factors.”
The following risk factor from our Annual Report on Form 10-K for the fiscal year ended March 25, 2006 has been updated:
The nature of our operations exposes us to the risk of environmental claims, including nuisance claims by neighboring property owners. We are a defendant in several nuisance lawsuits. If these lawsuits are adversely determined, they could harm our business.
Because of the nature of our operations, we are subject to the risk of environmental claims, including nuisance claims by neighboring property owners. We face the risk of nuisance lawsuits even if we are operating in compliance with applicable regulations. We are currently a defendant in several suits, including one class action suit, based on the law of nuisance relating to our hog production facilities in Missouri. We believe we have defenses to these actions and intend to vigorously defend them, although we cannot assure you that our defenses in these matters will be successful, or that additional nuisance claims will not arise in the future. We incurred significant expenses related to nuisance lawsuits in the second quarter of fiscal year 2007 and we may incur such expenses in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and “Legal Proceedings” in Item 1 of Part II of this report.
Risks Related to the Pending Merger Transaction
Because the market price of Smithfield common stock will fluctuate, stockholders of the Company cannot be sure of the market value of the shares of Smithfield common stock that they will receive upon completion of the merger until completion of the merger.
The number of shares of Smithfield common stock to be received by holders of the common stock of the Company in the merger as part of the merger consideration is fixed at 0.6780 of a share of Smithfield common stock for each share of the Company’s common stock. That number will not be adjusted in the event of any increase or decrease in the price of either Smithfield common stock or the Company’s common stock. That number would be reduced, however, if Smithfield substitutes up to $1.00 in cash for shares having an equivalent value (based on the average price of Smithfield common stock during a specified period prior to closing) under certain circumstances. The price of Smithfield common stock may vary at the effective time of the merger from its price at the date of this quarterly report and at the date of the special meeting of stockholders of the Company to be called to vote on adoption of the merger agreement. That variation may be the result of changes in the business, operations or prospects of Smithfield or the Company, market assessments of the likelihood that the merger will be completed and the timing of the merger, regulatory considerations, general market and economic conditions and other factors. In addition to the approval of the Company’s stockholders, completion of the merger is subject to the expiration or termination of the applicable waiting period, and any extension of the waiting period under the Hart-Scott-Rodino Act of 1976 (the “HSR Act”) and the satisfaction of other conditions that may not occur until some time after the special meeting.
Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger.
Completion of the merger is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the HSR Act. These consents, orders and approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Smithfield or the Company. These conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals.
The failure to successfully integrate the Company’s business and operations in the expected time frame following the merger may adversely affect Smithfield’s future results.
The success of the merger will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Smithfield and the Company. However, to realize these anticipated benefits, the businesses of Smithfield and the Company must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, Smithfield needs to integrate the various acquisitions it has made in recent years, including the acquisition of the processed meats business of ConAgra in October 2006. Smithfield and the Company have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect Smithfield’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Smithfield and the Company.
The market price for Smithfield common stock may be affected by factors different from those affecting the shares of the Company.
Upon completion of the merger, holders of common stock of the Company will become holders of Smithfield common stock. Smithfield’s businesses differ from those of the Company, and accordingly the results of operations of the combined company will be affected by factors different from those currently affecting the results of operations of the Company.
The shares of Smithfield common stock to be received by the Company’s stockholders as a result of the merger will have different rights from the shares of common stock of the Company.
Following completion of the merger, the Company’s stockholders will no longer be stockholders of the Company, a Delaware corporation, but will instead be shareholders of Smithfield, a Virginia corporation. There will be important differences between their current rights as a stockholder of the Company and the rights to which they will be entitled as a shareholder of Smithfield.

Failure to complete the merger will subject the Company to financial risks and could cause its stock price to decline.
If the merger is not completed for any reason, the Company will be subject to a number of material risks, including:
•	As a result of investors’ expectations regarding the merger, the Company’s stock price may decline to the extent that its shares are trading at a higher level than they might have been in the absence of the merger agreement;

•	Under the merger agreement, the Company could be required to pay Smithfield a termination fee of up to $27.4 million (including up to $6.0 million as reimbursement of expenses relating to the merger), if the merger agreement is terminated in certain circumstances involving a takeover proposal by a third party or a change in the Company’s board of director’s recommendation of the merger to its stockholders. These fees could deter another interested party from seeking to negotiate such a transaction with the Company after termination;

•	Costs related to the merger, such as legal and accounting fees and a portion of the Company’s investment banking fees, must be paid even if the merger is not completed;

•	The benefits that the Company expects that its stockholders would realize from the merger would not be realized, and the Company may have foregone attractive business opportunities as a result of the covenants in the merger agreement; and

•	The diversion of management attention and the possible disruption of the Company’s relationships with employees, customers and suppliers between the signing of the merger agreement and its termination, might make it difficult for the Company to regain its financial and market position if the merger does not occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held September 14, 2006. There were 31,954,200 shares of the Company’s Common Stock outstanding as of July 17, 2006, the record date for the 2006 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 30,069,901 votes (or 94.1% of the total) were cast.
At the meeting, Mollie H. Carter, Maurice L. McGill and Michael J. Zimmerman were elected to serve as Class II directors with terms expiring in fiscal year 2010. Continuing as Class I directors (term expires in fiscal year 2009) are Paul J. Fribourg, Robert S. Kopriva and John M. Meyer and continuing as Class III directors (term expires in fiscal year 2008) are Vart K. Adjemian and William R. Patterson.
All of the Board of Directors’ nominees for directors of the Company were elected with the following vote:

		Votes
Director Nominee	Votes For	Withheld	Non-Votes
Mollie H. Carter	29,943,074	126,827	—
Maurice L. McGill	29,858,775	211,126	—
Michael J. Zimmerman	24,632,314	5,437,587	—

A proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending March 31, 2007 was approved by the shareholders with the following vote:

Votes For	Against	Withheld	Abstentions	Non-Votes
30,056,137	2,900	10,864	—	—
Item 5. Other Information
Not applicable
Item 6. Exhibits

Exhibit 10.23	Description of Incremental Performance Bonus Plan.

Exhibit 31.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of John M. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Stephen A. Lightstone, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premium Standard Farms, Inc.

November 2, 2006	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)