Form 10-Q
period 2006-12-23
PREMIUM STANDARD FARMS, INC.
filed 2007-02-01
CIK 1143967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 23, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of January 31, 2007, there were 31,978,806 shares of the Registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 23, 2006 and March 25, 2006
(in 000’s)
(Unaudited)

	December 23,	March 25,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,933	$25,512
Accounts receivable, net	32,120	28,761
Inventories	176,110	167,030
Deferred income taxes	7,886	8,175
Income tax receivable	1,174	—
Prepaid expenses and other	7,254	4,990

Total current assets	230,477	234,468

PROPERTY, PLANT, EQUIPMENT AND BREEDING STOCK:
Land and improvements	102,671	102,501
Buildings	299,212	298,292
Machinery and equipment	304,597	297,970
Breeding stock	46,095	44,868
Construction in progress	40,244	10,008

	792,819	753,639
Less- accumulated depreciation	376,250	348,643

Total property, plant, equipment and breeding stock	416,569	404,996

GOODWILL	75,998	75,998
OTHER LONG-TERM ASSETS:
Deferred financing costs, net	1,815	2,137
Other	9,412	11,252

Total other long-term assets	11,227	13,389

Total assets	$734,271	$728,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,307	$9,044
Accrued expenses	51,303	43,313
Dividends payable	1,173	911
Due to related party (including dividends payable of $746 and $986)	812	1,008
Income tax payable	—	3,204
Accrued interest	945	997
Current maturities of long-term debt and capital leases	1,781	810

Total current liabilities	64,321	59,287

LONG-TERM LIABILITIES:
Long-term debt and capital leases, less current maturities	123,955	127,542
Other long-term liabilities	6,454	6,327
Deferred income taxes	69,075	74,975

Total long-term liabilities	199,484	208,844

Total liabilities	263,805	268,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock	320	316
Additional paid-in capital	379,479	378,083
Accumulated other comprehensive income, net of tax	2,059	2,748
Retained earnings	88,608	79,573

Total shareholders’ equity	470,466	460,720

Total liabilities and shareholders’ equity	$734,271	$728,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
13 and 39 weeks ended December 23, 2006 and December 24, 2005
(in 000’s except share and per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	December 23,	December 24,	December 23,	December 24,
	2006	2005	2006	2005
Net sales	$224,317	$242,899	$650,872	$701,437
Cost of goods sold	209,681	212,306	592,719	586,897

Gross profit	14,636	30,593	58,153	114,540

Selling, general and administrative expenses	9,118	7,332	31,302	20,451
Loss on early extinguishment of debt	—	—	92	21,707
Other income	(111)	(197)	(590)	(553)

Operating income	5,629	23,458	27,349	72,935

Interest expense (income):
Interest expense	1,543	2,089	5,246	7,379
Interest income	(294)	(91)	(1,005)	(243)

Interest expense, net	1,249	1,998	4,241	7,136

Income before income taxes	4,380	21,460	23,108	65,799

Income tax expense	1,445	7,706	8,314	24,443

Net income	$2,935	$13,754	$14,794	$41,356

Unrealized (loss) gain on interest rate swap, net of tax	(181)	1,202	(689)	1,413

Comprehensive income	$2,754	$14,956	$14,105	$42,769

Earnings per share:
Basic	$0.09	$0.44	$0.47	$1.34
Diluted	$0.09	$0.44	$0.46	$1.32
Weighted average number of common shares outstanding:
Basic	31,662,033	31,067,575	31,634,394	30,974,874
Diluted	31,871,130	31,602,256	31,852,052	31,273,279

Dividends declared per share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
39 Weeks ended December 23, 2006 and December 24, 2005
(in 000’s)
(Unaudited)

	December 23,	December 24,
	2006	2005

OPERATING ACTIVITIES:
Net income	$14,794	$41,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,813	45,373
Stock-based compensation	1,224	741
Amortization of deferred financing costs	322	377
Premium on early extinguishment of debt	92	17,762
Write-off of deferred financing costs	—	3,945
Deferred income taxes	(5,164)	(2,907)
Excess tax benefits from share-based payment arrangements	(154)	(1,690)
Net gain on sale of property, plant, equipment and breeding stock	(5,601)	(5,903)
Changes in operating assets and liabilities, net:
Accounts receivable	(3,359)	(3,227)
Inventories	(9,079)	(4,390)
Prepaid expenses and other assets	(4,197)	67
Accounts payable, accrued expenses and other liabilities	2,876	(8,073)

Net cash provided by operating activities	32,567	83,431

INVESTING ACTIVITIES:
Purchases of property, plant, equipment and breeding stock	(57,984)	(36,728)
Proceeds from disposal of property, plant, equipment and breeding stock	12,493	12,879
Proceeds from sale of joint venture	1,637	—

Net cash used in investing activities	(43,854)	(23,849)

FINANCING ACTIVITIES:
Checks issued against future deposits	—	3,806
Excess tax benefits from share-based payment arrangements	154	1,690
Dividends paid	(5,737)	(3,758)
Proceeds from revolving debt	—	—
Proceeds from term loan	—	125,000
Repayments on senior unsecured notes	(2,000)	—
Payments for deferred financing costs	—	(953)
Premium on early extinguishment of debt	(92)	(17,762)
Repayments on long-term debt	(617)	(173,598)

Net cash used in financing activities	(8,292)	(65,575)

Net decrease in cash and cash equivalents	(19,579)	(5,993)

CASH AND CASH EQUIVALENTS, beginning of period	25,512	10,054

CASH AND CASH EQUIVALENTS, end of period	$5,933	$4,061

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5,604	$11,040
Income tax paid	17,702	27,718
Noncash operating activities-
Fair value of interest rate swap	3,311	2,317
Noncash investing activities-
Current liabilities related to purchases of property, plant, equipment and breeding stock	1,293	—
Noncash financing activities-
Dividend payable	1,918	1,897
Conversion of incentive plan to restricted stock	—	1,829
The accompanying notes are an integral part of the condensed consolidated financial statements.

Premium Standard Farms, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1 – Basis of presentation
On May 2, 2005, the former parent, PSF Group Holdings, merged with and into its wholly owned subsidiary Premium Standard Farms, Inc., with Premium Standard Farms, Inc. (“PSF”) being the surviving corporation. In connection with the merger PSF adopted PSF Group Holdings’ Certificate of Incorporation (the “Certificate”).
On May 10, 2005, Premium Standard Farms of North Carolina, Inc., a wholly owned subsidiary, merged with and into PSF with PSF being the surviving corporation.
On September 17, 2006, PSF entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc. (“Smithfield”) and KC2 Merger Sub, Inc., a wholly owned subsidiary of Smithfield (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into PSF, with PSF as the surviving corporation of the merger (the “Merger”). As a result of the Merger, PSF will become a wholly owned subsidiary of Smithfield and each outstanding share of PSF common stock will be converted into the right to receive 0.678 of a share of Smithfield common stock and $1.25 in cash. Under limited circumstances, Smithfield will increase by up to $1.00 per share the amount of cash to be included in the merger consideration and decrease the fraction of a share of Smithfield common stock by an amount having an equivalent value (based on the average price of Smithfield common stock during a specified period prior to closing) as the amount of the increase in cash. Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by PSF’s stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement further provides that PSF will be required, in the event the Merger Agreement is terminated under certain specified circumstances, to pay a fee of approximately $27.4 million, and that Smithfield will be required to pay PSF a fee of $100.0 million, if the Merger Agreement is terminated under certain specified circumstances because of the inability to obtain approval under antitrust laws.
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
The Company’s net income for the 13 and 39 weeks ended December 23, 2006 included $524,000 and $1,224,000, respectively, of compensation costs included in Selling, general and administrative expenses and $198,000 and $462,000, respectively, of deferred tax benefits related to our stock-based compensation arrangements. The Company’s net income for the 13 and 39 weeks ended December 24, 2005 included $422,000 and $741,000, respectively, of compensation costs included in Selling, general and administrative expenses and $165,000 and $289,000, respectively, of deferred tax benefits related to our stock-based compensation arrangements.
Prior to adopting SFAS 123(R) the Company accounted for stock compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) as allowed under Statement of Financial Accounting Standards No. 123 , “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized for stock options because the exercise price equaled the fair market value of the underlying stock at the date of grant. For restricted stock grants the Company recognized expense over the vesting period using the straight-line multiple award approach and will apply that approach to all future awards. The following table presents the effect on our net income and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS 123 for entire 39 weeks ended December 24, 2005 (in thousands, except for per share amounts).

39 Weeks Ended
December 24,
2005
Net income, as reported	$41,356

Add: Stock-based compensation expense included in net income, net of related taxes	452
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	534

Pro forma net income	$41,274

Basic earnings per share, as reported	$1.34
Basic earnings per share, pro forma	$1.33

Diluted earnings per share, as reported	$1.32
Diluted earnings per share, pro forma	$1.32

Employee Stock-Based Incentive Plans
As of December 23, 2006, the Company had two stock-based incentive plans: the 1999 Equity Incentive Plan (the 1999 Plan) and the 2005 Long-Term Incentive Plan (the 2005 Plan).
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
The Company issues new shares to satisfy stock option exercises. There were no options exercised during the 13 weeks ended December 23, 2006. There were 8,742 options exercised during the 39 weeks ended December 23, 2006, at a market price of $16.68. The total intrinsic value of these options was $37,000. These options were converted to shares based on their intrinsic value and resulted in the issuance of 1,458 new shares of the Company’s common stock.
There were no awards cancelled or granted during the 13 weeks ended December 23, 2006. During the 39 weeks ended December 23, 2006, there were 65,716 options to purchase stock at an average exercise price of $13.72 and 72,975 restricted stock units cancelled due to employees leaving the Company prior to reaching the required service period to vest. There were also 1,000 restricted stock grants made to a newly elected board member with a grant date fair value of $16.60 per restricted stock unit. These restricted stock units have a three year cliff vesting.
As of December 23, 2006, total compensation cost related to nonvested stock options and restricted stock grants not yet recognized was $2.9 million which is expected to be recognized over a weighted-average period of 2.0 years. These non-vested stock options and restricted shares will immediately vest upon a change in control which will occur if the Merger Agreement mentioned in Note 1 is approved and the transaction closes.
Note 3 – New accounting pronouncements
In June 2006, FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes", to address uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is in the initial stage of evaluating the impact FIN 48 may have on its results of operations or financial position.
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
In the 13 and 39 weeks ended December 23, 2006, there were stock options with the right to purchase 89,361 shares and 231,606 shares that were considered antidilutive, respectively. The stock options have an exercise price of $14.53 per share and will expire on June 17, 2016. In the 13 and 39 weeks ended December 24, 2005, there were warrants with the right to acquire 2,969,878 shares that were considered antidilutive. During the 13 and 39 weeks ended December 23, 2006, 0 and 346,029 shares were issued upon the exercise of warrants, respectively. The warrants had an exercise price of $15.21 per share and expired on September 17, 2006. The following schedule shows computation of net earnings per share for the 13 and 39 weeks ended December 23, 2006 and December 24, 2005 (in thousands, except share and per share information).

	13 Weeks Ended		39 Weeks Ended
	December 23,	December 24,	December 23,	December 24,
	2006	2005	2006	2005
Basic Computation:

Net income	$2,935	$13,754	$14,794	$41,356
Weighted average common shares outstanding	31,662,033	31,067,575	31,634,394	30,974,874

Basic earnings per share	$0.09	$0.44	$0.47	$1.34

Diluted Computation:

Net income	$2,935	$13,754	$14,794	$41,356
Weighted average common shares outstanding	31,662,033	31,067,575	31,634,394	30,974,874
Net effect of dilutive stock options and warrants based on the treasury stock method	209,097	534,681	217,658	298,405

Outstanding shares for diluted earnings per share	31,871,130	31,602,256	31,852,052	31,273,279

Diluted earnings per share	$0.09	$0.44	$0.46	$1.32

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
The Company believes that its exchange traded commodity contracts serve as economic hedges, however, management has elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. In periods of rising prices for lean hogs, the value of short positions in lean hog futures decreases while revenue on sales of hogs tends to increase. In periods of falling prices, the opposite relationship occurs. For the 13 and 39 weeks ended December 23, 2006, the Company had a short position in lean hog futures contracts at a time when lean hog future contracts of similar maturities generally were decreasing. As a result, these contracts, when marked to market, had increased in fair value from the previous reporting period and gains of $1.8 million and $1.1 million, respectively, were recognized in revenue. For the 13 and 39 weeks ended December 24, 2005, the Company had a short position in lean hog futures contracts. These contracts, when marked to market, had increased in fair value from the previous reporting period and gains of $0.9 million and $13.0 million, respectively, were recognized in revenue. For the 13 and 39 weeks ended December 23, 2006, the Company also recognized losses in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities of $2.6 million and $2.5 million, respectively. For the 13 and 39 weeks ended December 24, 2005, the Company recognized (losses) gains in cost of goods sold relating to the hedging of feed components and outside hog purchases at processing facilities of ($38,000) and $1.9 million, respectively. The Company has recorded the fair value of its open exchange traded commodity contracts of $6.1 million and $3.3 million in Prepaid Expenses and Other in the condensed consolidated balance sheets at December 23, 2006 and March 25, 2006, respectively.
During fiscal year 2006, the Company entered into an interest rate swap agreement in order to effectively convert the base interest rate on $125 million of bank debt from variable to a fixed rate. The Company has designated the interest rate swap as a cash flow hedge and, as of December 23, 2006 and March 25, 2006, recorded a current asset of $0.7 million and $0.6 million, respectively, included in Prepaid Expenses and Other and a long-term asset of $2.6 million and $3.8 million, respectively, included in Other assets in the condensed consolidated balance sheets relating to the fair value of the swap. For the 13 and 39 weeks ended December 23, 2006, the Company decreased accumulated other comprehensive income by $0.2 million and $0.7 million, net of $0.1 million and $0.5 million in deferred taxes, respectively. The interest rate swap will mature on May 9, 2015.
Note 6 – Goodwill and intangible assets
The Company follows Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the second quarter for impairment by applying a fair value based test. No impairment was recorded during the 13 and 39 weeks ended December 23, 2006 and December 24, 2005.
Note 7 – Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following (in thousands):

	December 23, 2006	March 25, 2006
Hogs	$152,215	$147,391
Processed pork products	15,500	13,348
Packaging and supplies	3,124	2,248
Grain, feed additives and other	5,271	4,043

	$176,110	$167,030

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

	Pork	Hog	Corporate
	Processing	Production	and Other	Total
For the 13 weeks ended December 23, 2006-
Net sales	$205,745	$137,241	$(118,669)	$224,317
Intersegment sales	(675)	(117,994)	—	—
Operating income (loss)	7,100	5,960	(7,431)	5,629

For the 13 weeks ended December 24, 2005-
Net sales	$222,256	$151,216	$(130,573)	$242,899
Intersegment sales	(597)	(129,976)	—	—
Operating income (loss)	6,290	22,695	(5,527)	23,458

As of and for the 39 weeks ended December 23, 2006-
Net sales	$601,264	$412,096	$(362,488)	$650,872
Intersegment sales	(1,782)	(360,706)	—	—
Operating income (loss)	10,631	43,406	(26,688)	27,349
Assets	208,251	495,738	30,282	734,271
Goodwill	25,020	50,978	—	75,998

For the 39 weeks ended December 24, 2005-
Net sales	$626,690	$467,766	$(393,019)	$701,437
Intersegment sales	(1,752)	(391,267)	—	—
Operating income (loss)	12,158	98,441	(37,664)	72,935

Year ending March 25, 2006-
Assets	184,997	494,308	49,546	728,851
Goodwill	25,020	50,978	—	75,998
Note 9 – Debt Tender and Amendment to Credit Agreement
On April 9, 2004, the Company entered into an amended and restated loan and security agreement (the “credit agreement”) with U.S. Bank National Association as a lender and agent for the other lenders which provided for a $175.0 million revolving credit facility.
On April 20, 2005, the Company amended the credit agreement to reduce the applicable margin and to permit:
•	the contemplated initial public offering of shares of common stock by certain holders thereof,

•	the merger of PSF Group Holdings, Inc., the parent, with and into the Company, and

•	the Tender Offer for the 9 -1/4% Notes as described below.
As of May 9, 2005, the credit agreement was amended to provide for extension of credit not to exceed $220.0 million from the previous limit of $175.0 million.
On May 9, 2005, the Company completed a tender offer and consent solicitation (the “Tender Offer”) with respect to the 9 1/4% senior notes due 2011 (the “9 1/4% Notes”) pursuant to which the Company purchased $173.0 million principal amount of the aggregate $175.0 million of the 9 1/4% Notes previously outstanding and eliminated substantially all of the restrictive covenants relating to the remaining 9 1/4% Notes. The purchase price and related consent payment was $197.2 million based on a price determined generally by discounting the redemption price of the 9 1/4% Notes when they may be first called on June 15, 2006 (i.e., $1,046.25 per $1,000 9 1/4% Note) to present value using the market yield of a comparable U.S. treasury note as of April 19, 2005 plus 0.50%, including accrued interest of $6.4 million. The Tender Offer was financed through borrowings under the bank credit agreement and available cash and resulted in a charge of approximately $21.7 million recognized in the first quarter of fiscal year 2006, relating to the debt tender premium of $17.8 million and the corresponding write-off of unamortized deferred financing costs of $3.9 million. Consistent with the Company’s March 25, 2006 Form 10-K, the Company reclassified the premium on early extinguishment of debt of $17.8 million in the condensed consolidated statement of cash flows as an operating activity inflow and a financing activity outflow in the 39 weeks ended December 24, 2005. On July 17, 2006, the Company paid off the remaining $2.0 million 9 1/4% Notes at a redemption price of 104.625% of their principal amount plus accrued interest.

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
The amount available under the revolving credit facility is determined by a borrowing base formula derived from the sum of eligible accounts receivable, a fixed asset component and a formula for inventory based on the lower of cost or market valuation. The term debt facility, under which $125.0 million was outstanding at December 23, 2006, provides for interest-only payments until November 9, 2007, at which point quarterly principal payments of $1.25 million ($5 million annually) are due until the term loan maturity date of May 9, 2015, when all remaining principal is due.
At December 23, 2006, the Company had no borrowings outstanding under the revolving credit facility, $13.2 million in letters of credit and $161.8 million available for borrowing. All borrowings under the revolving credit facility mature on June 24, 2010.
Borrowings under the credit agreement are secured by a first priority security interest in, and mortgages on, substantially all inventory, breeding stock and receivables, as well as the production and processing facilities in Missouri and North Carolina.
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. The Company entered into an interest rate swap agreement to convert the variable base interest rate of $125.0 million of its bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (0.875% at December 23, 2006).
Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of fiscal year 2006 and each quarter thereafter. The maximum leverage ratio (based on the EBITDA calculation) cannot be greater than 4.0-to-1.0 as of the end of each fiscal quarter. At December 23, 2006, the Company was in compliance with all covenants under the credit agreement.
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
In 1999, the Company entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required the Company to invest $25.0 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against the Company for alleged new violations of environmental regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25.0 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology the Company installs will be effective in reducing potential impacts to the environment. The Company estimated in 2004 that it would invest approximately $33.0 million in additional capital for Next Generation Technology by the 2010 deadline, of which $15.2 million has been spent as of December 23, 2006. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant continues to operate in the start-up phase. The Company has spent $10.2 million on the construction of the plant.
Two suits based on the law of nuisance were filed against ContiGroup and the Company in 2002 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). A jury trial involving six plaintiffs in the Steven Adwell case resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million in September 2006. The jury also found ContiGroup and the Company liable for punitive damages, however, the parties agreed to settle for the amount of the compensatory damages and the plaintiffs waived punitive damages. There are 29 plaintiffs remaining in the Steven Adwell, et al. vs. PSF, et al. case as well as 24 plaintiffs remaining in the Michael Adwell, et al. vs. PSF, et al. case.
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
In May, 2004 the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of the Company’s farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. The Company believes it has good defenses to this action and intends to vigorously defend this suit.

In connection with and in consideration of the settlement discussed above, the Company has recorded an expense of $7.4 million as Selling, general and administrative expense in the 39 week period ended December 23, 2006 for the settlement and reserves for other nuisance cases outstanding.
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
We operate in two business segments – pork processing and hog production. The costs of pork processors are highly dependent on the cost of hogs, and net sales are determined in large part by the prices they receive (cut-out prices) for pork products. Conversely, cost of goods sold from hog production is determined in large part by the costs of feed, primarily corn and soybean meal, and net sales from hog production are highly dependent on the prices the producer receives for hogs. Sales of hogs from our production segment are transferred to our processing segment at daily market prices. High feed prices can negatively impact production results since these increases can raise the costs to the producer. Given the volatility of prices of these commodities, the results of both our segments can vary substantially.
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

Pork and Hog Prices (December 2003-December 2006)

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
Corn $/Bushel (December 2003-December 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Corn Futures quoted by the Chicago Board of Trade.

Soybean Meal $/Ton (December 2003-December 2006)

(1)	Based on the monthly average of daily close prices of the Nearby Soybean Futures quoted by the Chicago Board of Trade.
On December 27, 2006, the USDA issued its quarterly Hogs and Pigs Inventory Report that indicated a 1.3% increase in the breeding herd, and current hog inventories approximately 0.1% greater than the previous year. Continued solid export demand and stable domestic demand has kept hog prices at relatively high levels for the quarter ended December 23, 2006. For the 3 quarters ended December, 2006, industry hog production increased 1.1% and hog processing increased 0.4% from the same period in the prior year. During that period, the average price paid for hogs declined by 1.3% and the price paid for pork products increased slightly by 0.2%. Ongoing strength in hog prices is contingent on continued or increased demand for pork products or a reduced supply of hogs in the future.
On January 12, 2007, the USDA issued the latest crop production report for the year, showing an increase in soybean production and a decrease in corn production versus last year. The increase in soybean production is expected to result in record carryout, while the decrease in corn production combined with the increase in demand for corn, primarily driven by increased ethanol production, is expected to result in tight supplies and increased prices compared to last year. The USDA expects that the ending carryover stock of corn will be at levels lower than any other year in the past decade. The increase in focus on ethanol as a source used to reduce the United States’ reliance on foreign oil production is putting upward pressure on corn prices. During our quarter ended December 23, 2006, the price for corn (as shown in the above graph) increased approximately 72% compared to the same period in the previous year, and is continuing to increase. Prices of corn and soybeans, the primary ingredients in our feed rations, may fluctuate in the near term primarily relating to weather conditions, storage capabilities, and concerns over soybean rust.
Recent Developments
In the third quarter of fiscal year 2007, we expected to experience improvements in our health challenges in the hog production segment. We expected the rate of decline in volume versus the previous year to be less than the first two quarters of fiscal year 2007. However, our actual decline in hog production volume of 10.5% for the third quarter was larger than the volume declines in the second and first quarters of fiscal year 2007, of 6.1% and 7.0%, respectively.
We continue to proactively address these health concerns with the implementation of a number of programs,

including the vaccinations we have discussed in previous quarters from which we have experienced positive results. During the third quarter, we increased the number of vaccinations to treat the Porcine Circo Virus (Circo), but do not anticipate the realization of the benefits of these actions in our herds until the fiscal fourth quarter of 2007. Commercially produced vaccines to treat Circo have been in tight supply recently, due to strong demand driven by the continued health issues throughout the industry. We anticipate increased levels of vaccines from our suppliers in our fiscal 2007 fourth quarter, but we have no guarantee of receiving the full quantity requested.
We expect to experience improvement in our herd health in the upcoming fourth quarter resulting from the increased vaccinations, but we still expect to produce lower volumes than in the fourth quarter of last year.
On September 17, 2006, Premium Standard Farms, Inc. (“PSF”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc. (“Smithfield”) and KC2 Merger Sub, Inc., a wholly owned subsidiary of Smithfield (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into PSF, with PSF as the surviving corporation of the merger (the “Merger”). As a result of the Merger, PSF will become a wholly owned subsidiary of Smithfield and each outstanding share of PSF common stock will be converted into the right to receive 0.678 of a share of Smithfield common stock and $1.25 in cash. Under limited circumstances, Smithfield will increase by up to $1.00 per share the amount of cash to be included in the merger consideration and decrease the fraction of a share of Smithfield common stock by an amount having an equivalent value (based on the average price of Smithfield common stock during a specified period prior to closing) as the amount of the increase in cash. Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by PSF’s stockholders, the expiration of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement further provides that PSF will be required, in the event the Merger Agreement is terminated under certain specified circumstances, to pay a fee of approximately $27.4 million, and that Smithfield will be required to pay PSF a fee of $100.0 million, if the Merger Agreement is terminated under certain specified circumstances because of the inability to obtain approval under antitrust laws.
A special meeting of PSF’s stockholders has been scheduled for February 23, 2007 at 10:00 AM, local time, in Conference Room 1A of the First Floor of the South Tower of State Street’s offices at 805 Pennsylvania Avenue, Kansas City, Missouri 64105. The purpose of the meeting will be to consider and vote upon a proposal to adopt the merger agreement entered into by PSF with Smithfield. For more information on the special meeting and the merger, please see Amendment No. 3 to Form S-4 as filed by Smithfield Foods, Inc. with the Securities and Exchange Commission on January 22, 2007.
Results of Operations
13 Weeks Ended December 23, 2006 Compared to the 13 Weeks Ended December 24, 2005
The following table presents selected financial information for our production and processing segments for the 13 weeks ended December 23, 2006 and December 24, 2005. The two columns under quarter-to-quarter change show the dollar and percentage change from the quarter ended December 23, 2006 to the quarter ended December 24, 2005. Intersegment sales are based on market prices.

	For the 13 Weeks Ended		Qtr to Qtr Change
	December 23, 2006	December 24, 2005	2006 to 2005%
	(In millions except percentages)
Net Sales
Processing	$205.8	$222.3	$(16.5)	(7.4)%
Production	137.2	151.2	(14.0)	(9.3)%
Intersegment	(118.7)	(130.6)	11.9	9.1%

Total Net Sales	$224.3	$242.9	$(18.6)	(7.7)%

Gross Profit
Processing	$8.6	$8.0	$0.6	7.5%
Production	6.0	22.6	(16.6)	(73.5)%

Total Gross Profit	$14.6	$30.6	$(16.0)	(52.3)%

Operating Income (Loss)
Processing	$7.1	$6.3	$0.8	12.7%
Production	5.9	22.7	(16.8)	(74.0)%
Corporate	(7.4)	(5.5)	(1.9)	(34.5)%

Total Operating Income	$5.6	$23.5	$(17.9)	(76.2)%

Consolidated
Net Sales. Net sales decreased by $18.6 million, or 7.7%, to $224.3 million in the third quarter of fiscal year 2007 from $242.9 million in the comparable period last year. The decrease was attributable to a $22.4 million decrease in volume, primarily related to our hog production segment, offset by a combined improvement in lean hog and wholesale pork prices and results related to lean hog futures of $2.9 million and $0.9 million, respectively. Overall, live hog prices improved compared to the prior period even with an increase in supplies of hogs industry wide, while wholesale pork prices decreased slightly compared to the prior period. For the pork industry domestic demand has dampened somewhat, while export demand remains solid, but at rates of increase significantly less than in recent years. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit decreased by $16.0 million to $14.6 million in the third quarter of fiscal year 2007 from $30.6 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 6.5% from 12.6%. The current quarter gross profit decrease is primarily the result of an 8.8% increase in costs on a per hundred weight basis to produce our products during the third quarter of fiscal year 2007 compared to the same period last year being partially offset by higher hog and wholesale pork prices as mentioned above. See Segment Analysis below for comments on changes in costs by business segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 4.1% in the third quarter of fiscal year 2007 from 3.0% in the comparable period last year. In dollar terms, Selling, general and administrative expenses increased by $1.8 million to $9.1 million in the third quarter of fiscal year 2007 from $7.3 million in the comparable period last year. The increase is attributable to several items, primarily $2.8 million in expenses incurred relating to the proposed merger with Smithfield, partially offset by a reduction in expenses related to our annual bonus plan.
Operating Income. Operating income decreased by $17.9 million to $5.6 million in the third quarter of fiscal year 2007 from $23.5 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
Interest Expense, net. Interest expense, net, decreased by $.8 million, or 37.5%, to $1.2 million in the third quarter of fiscal year 2007 from $2.0 million in the comparable period last year. The decrease is attributable to less average total debt outstanding combined with an increase in interest capitalized on construction in process, primarily associated with our Milan plant expansion, and interest income on excess cash invested during the third quarter of fiscal year 2007 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.

Income Tax Expense. Our effective tax rate was 33.0% in the third quarter of fiscal year 2007 compared to 35.9% in the comparable period last year. The decrease was primarily the result of changes in estimates relating to state income taxes partially offset by the nondeductibility of transaction costs associated with the proposed merger with Smithfield. For the full fiscal year 2007, our effective tax rate is expected to approximate 37.3%, depending, to a substantial extent, upon the amount of additional nondeductible transaction costs incurred.
Segment Analysis
Pork Processing. Net sales decreased $16.5 million, or 7.4%, to $205.8 million in the third quarter of fiscal year 2007 from $222.3 million in the comparable period last year. The decrease resulted from a 1.6% decline in pork product sales prices on a per head basis, combined with a 6.0% decrease in volume processed compared to the same period last year. The decrease in volume was primarily attributable to lower volumes being processed during the third quarter of fiscal year 2007 compared to the prior year at our Clinton facility resulting from fewer hogs produced by our hog production segment.
Gross profit increased by $0.6 million to $8.6 million in the third quarter of fiscal year 2007 from $8.0 million in the comparable period last year. While our overall sales prices decreased 1.6%, our cost to purchase market hogs decreased by 2.3% on a per head basis, our other processing costs, primarily freight, labor and packaging, decreased $2.4 million, but increased by 2.0% on a per head basis (due to the reduced volume mentioned above), compared to the same period in the prior year.
Operating income increased by $0.8 million to $7.1 million in the third quarter of fiscal year 2007 from $6.3 million in the comparable period last year. The increase was attributable to the factors mentioned above.
Hog Production. Net sales decreased by $14.0 million, or 9.3%, to $137.2 million in the third quarter of fiscal year 2007 from $151.2 million in the comparable period last year. The decrease primarily resulted from a 10.5% decrease in volume attributable to declines in production across the segment primarily relating to health issues, partially offset by a 0.6% improvement in live hog sales prices. As mentioned above, there was a $0.9 million improvement in results related to lean hog futures recorded in the third quarter of fiscal year 2007 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit decreased by $16.6 million to $6.0 million in the third quarter of fiscal year 2007 from $22.6 million in the comparable period last year. The decrease was the result of an 11.7% increase in hog production costs on a per hundred weight basis, partially offset by the improvement in sales prices and results from lean hog futures mentioned above. The increase in hog production cost was due primarily to the impact of lower productivity across the segment due to health related issues and a 31.5% increase in our feed costs associated with the increase in the price of corn in the third quarter of fiscal year 2007 compared to the same period in the prior year.
Operating income decreased by $16.8 million to $5.9 million in the third quarter of fiscal year 2007 from $22.7 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
39 Weeks Ended December 23, 2006 Compared to the 39 Weeks Ended December 24, 2005
The following table presents selected financial information for our production and processing segments for the 39 weeks ended December 23, 2006 and December 24, 2005. The two columns under year-to-year change show the dollar and percentage change from the first three quarters ended December 23, 2006 to the first three quarters ended December 24, 2005. Intersegment sales are based on market prices.

	For the 39 Weeks Ended		Year to Year Change
	December 23, 2006	December 24, 2005	2006 to 2005%
	(In millions except percentages)
Net Sales
Processing	$601.3	$626.7	$(25.4)	(4.1)%
Production	412.1	467.7	(55.6)	(11.9)%
Intersegment	(362.5)	(393.0)	30.5	7.8%

Total Net Sales	$650.9	$701.4	$(50.5)	(7.2)%

Gross Profit
Processing	$14.8	$16.1	$(1.3)	(8.1)%
Production	43.4	98.4	(55.0)	(55.9)%

Total Gross Profit	$58.2	$114.5	$(56.3)	(49.2)%

Operating Income (Loss)
Processing	$10.6	$12.2	$(1.6)	(13.1)%
Production	43.4	98.4	(55.0)	(55.9)%
Corporate	(26.6)	(16.0)	(10.6)	(66.3)%
Loss on early extinguishment of debt	(0.1)	(21.7)	21.6	*

Total Operating Income	$27.3	$72.9	$(45.6)	(62.6)%

*	Not meaningful
Consolidated
Net Sales. Net sales decreased by $50.5 million, or 7.2%, to $650.9 million in the first three quarters of fiscal year 2007 from $701.4 million in the comparable period last year. The decrease was attributable to a $42.4 million decrease in volume primarily related to our hog production segment combined with a decrease in results related to lean hog futures of $11.9 million, offset by a $3.8 million improvement in live hog and wholesale pork prices. Overall, live hog and wholesale pork prices were similar to the prior period even with an increase in supplies of pork industry wide. For the pork industry domestic demand has dampened somewhat, while export demand remains solid, but at rates of increase significantly less than in previous years. See Segment Analysis below for comments on changes in sales by business segment.
Gross Profit. Gross profit decreased by $56.3 million to $58.2 million in the first three quarters of fiscal year 2007 from $114.5 million in the comparable period last year. As a percentage of net sales, gross profit decreased to 8.9% from 16.3%. The gross profit decrease is primarily the result of a 7.6% increase in costs on a per hundred weight basis to produce our products during the first three quarters of fiscal year 2007 compared to the same period last year combined with the decrease in volumes and results related to lean hog futures mentioned above. See Segment Analysis below for comments on changes in costs by business segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 4.8% in the first three quarters of fiscal year 2007 from 2.9% in the comparable period last year. In dollar terms, Selling, general and administrative expenses increased by $10.9 million to $31.3 million in the first three quarters of fiscal year 2007 from $20.4 million in the comparable period last year. The increase is primarily attributable to $7.4 million in litigation charges for the settlement of part of the Steven Adwell lawsuit and additional reserves accrued for nuisance cases outstanding and $4.0 million in expenses incurred relating to the proposed merger with Smithfield, partially offset by a reduction in expenses related to our annual bonus plan. For additional information concerning these lawsuits, see “Legal Proceedings” in Item 1 of Part II of this report and “Risk Factors” in Item 1A of Part II of this report.
Operating Income. Operating income decreased by $45.6 million to $27.3 million in the first three quarters of fiscal year 2007 from $72.9 million in the comparable period last year. The decrease is attributable to the factors mentioned above, offset by a charge of $21.7 million relating to an early extinguishment of debt charge in the prior year.
Interest Expense, net. Interest expense, net, decreased by $2.9 million, or 40.6%, to $4.2 million in the first three quarters of fiscal year 2007 from $7.1 million in the comparable period last year. The decrease is attributable to less average total debt outstanding combined with an increase in interest capitalized on construction in process, primarily associated with our Milan plant expansion, and interest income on excess cash invested during the first three quarters of fiscal year 2007 compared to the same period in the prior year. See Liquidity and Capital Resources below for more information.
Income Tax Expense. Our effective tax rate was 36.0% in the first three quarters of fiscal year 2007 compared to 37.1% in the comparable period last year. The decrease was primarily the result of changes in estimates relating to state income taxes and the estimated tax deduction for qualified production activities provided by the American Jobs Creation Act of 2004 partially offset by the nondeductibility of transaction costs associated with the proposed merger with Smithfield. For the full fiscal year 2007, our effective tax rate is expected to approximate 37.3%, depending, to a substantial extent, upon the amount of additional nondeductible transaction costs incurred.
Segment Analysis
Pork Processing. Net sales decreased $25.4 million, or 4.1%, to $601.3 million in the first three quarters of fiscal year 2007 from $626.7 million in the comparable period last year. The decrease primarily resulted from a decrease in volume processed compared to the same period last year. The decrease in volume was primarily attributable to decreased productivity from our hog production segment as discussed below.
Gross profit decreased by $1.3 million to $14.8 million in the first three quarters of fiscal year 2007 from $16.1 million in the comparable period last year. While our overall sales prices improved slightly and our cost to purchase market hogs decreased by 3.2%, our other processing costs, primarily freight, labor and packaging, increased $2.7 million, or 4.9% on a per head basis, compared to the same period in the prior year.
Operating income decreased by $1.6 million to $10.6 million in the first three quarters of fiscal year 2007 from $12.2 million in the comparable period last year. The decrease was attributable to the factors mentioned above combined with increased sales and marketing expenses.
Hog Production. Net sales decreased by $55.6 million, or 11.9%, to $412.1 million in the first three quarters of fiscal year 2007 from $467.7 million in the comparable period last year. The decrease primarily resulted from a 7.9% decrease in volume attributable to declines in production across the segment primarily relating to health issues, combined with a 1.8% decrease in live hog sales prices. As mentioned above, there was an $11.9 million decrease in results related to lean hog futures recorded in the first three quarters of fiscal year 2007 compared to the same period in the prior year. Intersegment sales to our pork processing segment transferred at market prices are eliminated in the Condensed Consolidated Statements of Operations.
Gross profit decreased by $55.0 million to $43.4 million in the first three quarters of fiscal year 2007 from $98.4 million in the comparable period last year. The decrease was the result of decrease in sales prices and results from lean hog futures mentioned above, combined with a 7.8% increase in hog production costs on a per hundred weight basis. The majority of the increase in hog production cost was due to the impact of lower productivity across the segment as mentioned above and a 10.4% increase in our feed costs associated with the increase in the price of corn in the first three quarters of fiscal year 2007 compared to the same period in the prior year.
Operating income decreased by $55.0 million to $43.4 million in the first three quarters of fiscal year 2007 from $98.4 million in the comparable period last year. The decrease is attributable to the factors mentioned above.
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

Net cash flow provided by operating activities was $32.6 million and $83.4 million for the first three quarters ended in fiscal years 2007 and 2006, respectively. The decrease in the first three quarters of fiscal year 2007 compared to the same period last year was primarily due to reduced earnings.
Net cash flow used in investing activities was $43.9 million and $23.8 million for the first three quarters ended in fiscal years 2007 and 2006, respectively. Net cash used in investing activities consisted of $58.0 million and $36.7 million for capital expenditures relating to property, plant and equipment and breeding stock during the first three quarters ended in fiscal years 2007 and 2006, respectively. We received proceeds from disposal of property, plant, equipment and breeding stock of $12.5 million and $12.9 million during the first three quarters ended in fiscal years 2007 and 2006, respectively, primarily representing culled breeding stock. During fiscal year 2007, we also received $1.6 million for the sale of our 50% interest in Oldham’s, LLC, for which no gain or loss was realized.
Net cash flow used in financing activities was $8.3 million and $65.6 million for the first three quarters ended in fiscal years 2007 and 2006, respectively. During the first three quarters of fiscal year 2007, excess cash generated was invested while during the first three quarters of fiscal year 2006, excess cash was used to pay down outstanding debt. During the first three quarters of fiscal year 2007 and 2006, we paid $5.7 and $3.8 million in dividends, respectively.
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
Amounts borrowed under the credit agreement bear interest at fluctuating rates. These rates are based on the agent’s base rate (the greater of the agent’s prime rate or the federal funds rate plus one half of one percent) or LIBOR plus, in each case, an applicable margin, ranging from 0.0% to 3.125% determined by the leverage ratio. We entered into an interest rate swap agreement to convert the variable base interest rate of our bank debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (0.875% at December 23, 2006).

Letter-of-credit fees are based on the applicable margin and are paid quarterly only on outstanding letter-of-credit amounts. In addition, the revolving credit facility provides for an annual administration fee to be paid to the agent, and a quarterly non-use fee payable to the lenders calculated on the average daily unused amount under the revolving credit facility.
The credit agreement contains both negative and affirmative covenants. The credit agreement contains the following affirmative covenants, among others: delivery of financial and other information to the agent, notice to the agent upon the occurrence of certain material events, and maintenance of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum tangible net worth, minimum working capital, and a maximum leverage ratio. Both the EBITDA and maximum leverage ratio covenants are based on a four quarter minimum rolling EBITDA average during the most recent eight quarters. The Company is required under the credit agreement to maintain EBITDA, as defined in the credit agreement, of at least $60.0 million as of the end of each quarter in fiscal year 2007 and thereafter. The maximum leverage ratio (based on the EBITDA calculation), as of the end of each fiscal quarter, cannot be greater than 4.0-to-1.0. At December 23, 2006, we were in compliance with all covenants under the credit agreement.
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
Total indebtedness at December 23, 2006 was $125.7 million, as compared to $128.6 million at December 24, 2005. At December 23, 2006, we had no borrowings under our revolving credit facility, $13.2 million in letters of credit and $161.8 million available for borrowing under our revolving credit facility.
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

Contractual Cash Obligations
In comparison to the year ended March 25, 2006, there have been no material changes to our contractual cash obligations other than certain transaction related expenses.
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
We believe that our exchange traded commodity contracts serve as economic hedges, however, we have elected not to designate and account for these contracts as hedges. Accordingly, these contracts are marked to market through earnings in the period in which they occur. In periods of rising prices for lean hogs, the value of short positions in lean hog futures decreases while revenue on sales of hogs tends to increase. In periods of falling prices, the opposite relationship occurs. For the 13 and 39 weeks ended December 23, 2006, we had a short position in lean hog futures contracts at a time when lean hog future contracts of similar maturities generally were decreasing. As a result, these contracts, when marked to market, had increased in fair value from the previous reporting period and gains of $1.8 million and $1.1 million, respectively, were recognized in revenue. For the 13 and 39 weeks ended December 24, 2005, we had a short position in lean hog futures contracts. These contracts, when marked to market, had increased in fair value from the previous reporting period and gains of $0.9 million and $13.0 million, respectively, were recognized in revenue. For the 13 and 39 weeks ended December 23, 2006, we also recognized losses in cost of goods sold relating to the hedging of feed components and outside hog purchases at our processing facilities of $2.6 million and $2.5 million, respectively. For the 13 and 39 weeks ended December 24, 2005, we recognized (losses) gains in cost of goods sold relating to the hedging of feed components and outside hog purchases at our processing facilities of ($38,000) and $1.9 million, respectively. For open futures contracts, we use a sensitivity analysis technique to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of December 23, 2006, the potential change in fair value of exchange-traded contracts which could impact operating income, assuming a 10% change in the underlying commodity price, was $13.4 million.
We are exposed to changes in interest rates. The debt in our credit agreement has variable interest rates. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other factors are held constant, a 1% change in interest rates would currently have no impact on interest expense as we have no variable rate borrowings outstanding as of December 23, 2006 that have not been fixed through our interest rate swap agreement. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. During the fiscal year 2006, we entered into an interest rate swap agreement to convert the variable base interest rate of our bank term debt to a fixed rate of 4.525% plus the agent bank’s applicable margin (0.875% at December 23, 2006). The swap is accounted for as a cash flow hedge under SFAS 133. During the 13 and 39 weeks ended December 23, 2006, we decreased accumulated other comprehensive income by $0.2 million and $0.7 million, net of $0.1 million and $0.5 million in deferred taxes, respectively for the change in the market value of the swap. At December 23, 2006, our term debt had a carrying value of $125.0 million and a fair value of $121.7 million based on the fair value of the swap.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” above.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In 1999, we entered into a consent decree to settle a suit filed by the State of Missouri. The settlement required us to invest $25.0 million in capital expenditures on what was characterized in the decree as “Next Generation Technology” for researching, installing and operating improved technology to control wastewater, air and odor emissions from the Missouri farms. The proposed technologies were to be approved by a panel of independent university experts and were to be completed by 2004. In 2002, the State of Missouri filed a suit against us for alleged new violations of environmental regulations, the settlement of which modified the 1999 consent decree by (i) removing the $25.0 million spending requirement, instead specifying that Next Generation Technology be installed on the 11 largest farms and (ii) extending the schedule to implement Next Generation Technology from 2004 until 2010, in each case to ensure that the technology we install will be effective in reducing potential impacts to the environment. We estimated in 2004 that we would invest approximately $33.0 million in additional capital for Next Generation Technology by the 2010 deadline, of which $15.2 million has been spent as of December 23, 2006. Included in this commitment is a fertilizer plant in northern Missouri that will convert solid waste into commercial grade fertilizer. The fertilizer plant construction has been substantially completed and the plant continues to operate in the start-up phase. We have spent $10.2 million on the construction of the plant.
Two suits based on the law of nuisance were filed against ContiGroup and us in 2002 in the Circuit Court of Jackson County, Kansas City, Missouri (Steven Adwell, et al. vs. PSF, et al., and, Michael Adwell, et al. vs. PSF, et al.). A jury trial involving six plaintiffs in the Steven Adwell case resulted in a jury verdict of compensatory damages for those six plaintiffs in the amount of $750,000 each for a total of $4.5 million in September 2006. The jury also found ContiGroup and us liable for punitive damages, however, the parties agreed to settle for the amount of the compensatory damages and the plaintiffs waived punitive damages. There are 29 plaintiffs remaining in the Steven Adwell, et al. vs. PSF, et al. case as well as 24 plaintiffs remaining in the Michael Adwell, et al. vs. PSF, et al. case.
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
In May, 2004 the same lead lawyer who filed the Adwell, Bounds and Torrey lawsuits filed a class action lawsuit (Daniel Herrold, et al. and Others Similarly Situated v. ContiGroup Companies, Inc, Premium Standard Farms, Inc., and PSF Group Holdings, Inc.) in the Circuit Court of Jackson County, Kansas City, Missouri. The action seeks to create a class of plaintiffs living within 10 miles of our farms in northern Missouri, including contract grower farms, who are alleged to have suffered interference with their right to use and enjoy their respective properties. On January 22, 2007, plaintiffs in the Herrold case filed a Second Amended Petition in which they abandoned all class action allegations and efforts to certify the action as a class action and added an additional 193 named plaintiffs to join the seven prior class representatives to pursue a one count claim to recover monetary damages, both actual and punitive, for temporary nuisance. We believe that we have good defenses to this action and intend to vigorously defend this suit.

In connection with and in consideration of the settlement discussed above, we recorded an expense of $7.4 million as Selling, general and administrative expense in the 13 week period ended September 23, 2006 for the settlement and reserves for other nuisance cases outstanding.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described below in addition to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006, which could materially affect our business, financial condition or results of operations. In addition, if our pending merger with Smithfield is completed, the combined company will face additional risks. For information about these risks, refer to the Form S-4 registration statement, as amended, filed with the Securities and Exchange Commission by Smithfield (SEC File No. 333-138090), including the disclosures under the heading “Risk Factors.”
The following risk factors from our Annual Report on Form 10-K for the fiscal year ended March 25, 2006 have been updated:
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
In February 2002, the U.S. Senate initially passed a Farm Bill that included a provision known as the “Johnson Amendment,” which would have prohibited meat packers, like us, from owning or controlling livestock intended for slaughter for more than fourteen days prior to slaughter. The U.S. House of Representatives passed a different version of the Farm Bill that did not contain any provision similar to the Johnson Amendment. Similar legislation has been introduced in years since 2002 and was recently reintroduced into the U.S. Senate in January 2007. This and similar legislation affecting our operations might be adopted at the federal or state levels in the future. Such legislation, if adopted and applicable to our current operations, would have a material adverse impact on our business, financial condition and results of operations.

Risks Related to the Pending Merger Transaction
Because the market price of Smithfield common stock will fluctuate, stockholders of the Company cannot be sure of the market value of the shares of Smithfield common stock that they will receive upon completion of the merger until completion of the merger.
The number of shares of Smithfield common stock to be received by holders of the common stock of the Company in the merger as part of the merger consideration is fixed at 0.6780 of a share of Smithfield common stock for each share of the Company’s common stock. That number will not be adjusted in the event of any increase or decrease in the price of either Smithfield common stock or the Company’s common stock. That number would be reduced, however, if Smithfield substitutes up to $1.00 per share in cash for shares having an equivalent value (based on the average price of Smithfield common stock during a specified period prior to closing) under certain circumstances. The price of Smithfield common stock may vary at the effective time of the merger from its price at the date of this quarterly report and at the date of the special meeting of stockholders of the Company to be called to vote on adoption of the merger agreement. That variation may be the result of changes in the business, operations or prospects of Smithfield or the Company, market assessments of the likelihood that the merger will be completed and the timing of the merger, regulatory considerations, general market and economic conditions and other factors. In addition to the approval of the Company’s stockholders, completion of the merger is subject to the expiration or termination of the applicable waiting period, and any extension of the waiting period under the Hart-Scott-Rodino Act of 1976 (the “HSR Act”) and the satisfaction of other conditions that may not occur until some time after the special meeting.
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
Failure to complete the merger will subject the Company to financial risks and could cause its stock price to decline.
If the merger is not completed for any reason, the Company will be subject to a number of material risks, including:
•	As a result of investors’ expectations regarding the merger, the Company’s stock price may decline to the extent that its shares are trading at a higher level than they might have been in the absence of the merger agreement;

•	Under the merger agreement, the Company could be required to pay Smithfield a termination fee of up to approximately $27.4 million (including up to $6.0 million as reimbursement of expenses relating to the merger), if the merger agreement is terminated in certain circumstances involving a takeover proposal by a third party or a change in the Company’s board of director’s recommendation of the merger to its stockholders. These fees could deter another interested party from seeking to negotiate such a transaction with the Company after termination;

•	Costs related to the merger, such as legal and accounting fees and a portion of the Company’s investment banking fees, must be paid even if the merger is not completed;

•	The benefits that the Company expects that its stockholders would realize from the merger would not be realized, and the Company may have foregone attractive business opportunities as a result of the covenants in the merger agreement; and

•	The diversion of management attention and the possible disruption of the Company’s relationships with employees, customers and suppliers between the signing of the merger agreement and its termination, might make it difficult for the Company to regain its financial and market position if the merger does not occur.
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

Premium Standard Farms, Inc.

February 1, 2007	/s/ Stephen A. Lightstone

Date	Stephen A. Lightstone
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)